Form 10-Q
period 2017-09-30
European CPG Acquisition Corp
filed 2017-11-20
CIK 1693690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number       000-55735

EUROPEAN CPG ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

ECHO SOUND ACQUISITION CORPORATION.

(Former name of registrant as specified in its charter)

650 Forest Edge Drive

Vernon Hills, Illinois 60061

(Address of principal executive offices) (zip code)

847-505-4089

(Registrant’s telephone number, including area code

Delaware	81-4664596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Outstanding at
Class	November 17, 2017

Common Stock, par value $0.0001	10,250,000

Documents incorporated by reference:	None

CONDENSED FINANCIAL STATEMENTS

EUROPEAN CPG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued liabilities	$750	$1,000
Total liabilities	750	1,000

Stockholders’ Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 10,250,000 and 20,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,025	2,000
Discount on common stock	(1,000)	-
Additional paid-in capital	3,826	312
Accumulated deficit	(4,601)	(3,312)
Total stockholders’ deficit	(750)	(1,000)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN CPG ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2017	For the nine months ended September 30, 2017
Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	250	1,289

Loss before income taxes	(250)	(1,289)
Income tax expense	-	-
Net loss	$(250)	$(1,289)
Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	16,711,957	18,891,941

The accompanying notes are an integral part of these unaudited condensed financial statements.

EUROPEAN CPG ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the nine months ended September 30, 2017
OPERATING ACTIVITIES

Net loss	$(1,289)
Expenses paid by stockholder and contributed as capital	1,539
Changes in Operating Assets and Liabilities:
Accrued liability	(250)
Net cash provided by (used in) operating activities	-
Net increase in cash	-
Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-
Interest	$-
Noncash investing and financing activities
Common stock issued to officers for no consideration	$1,000
Redemption of common shares in connection with the changes of control	$1,975

The accompanying notes are an integral part of these condensed unaudited financial statements.

EUROPEAN CPG ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

European CPG Acquisition Corp. (formerly Echo Sound Acquisition Corporation) (the “Company”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

On August 31, 2017, the Company effected a change in control by the redemption of 19,750,000 shares of the then outstanding 20,000,000 shares of common stock. The then current officers and directors resigned and Igor Gabal was named the sole officer and director of the Company. Pursuant to the change in control the Company changed its name to European CPG Acquisition Corp. On September 1, 2017 the Company issued 10,000,000 shares of its common stock to two shareholders at par value of $0.0001 and at a total discount of $1,000

The Company has been formed to acquire, operate, develop, grow and sell one or more businesses in the middle-market value companies in any business, industry, sector or location. The Company intends to build an industrial manufacturing, distribution or services business.

The Company has been in the developmental stage since inception.

The Company will attempt to locate and negotiate with one or more business entities for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017 and December 31, 2016, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $ 1,289 during the nine months ended September 30, 2017. The Company had a working capital deficit of $ 750 and an accumulated deficit of $ 4,601 as of September 30, 2017 and a working capital deficit of $1,000 and an accumulated deficit of $3,312 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2017, and December 31, 2016, the Company had accrued professional fees of $750 and $1,000 respectively.

NOTE 4 - STOCKHOLDERS’ DEFICIT

On December 7, 2016, the Company issued 20,000,000 founders common stock to two directors and officers at par for legal services provided to the Company. On August 31, 2017, an aggregate of 19,750,000 was contributed back to the Company pro rata from the then two shareholders.

On September 1, 2017, the Company issued 2,800,000 shares of its common stock to Igor Gabal and 7,200,000 shares to GP Michigan, LLC at par value of $0.0001 and at a total discount of $1,000 in connection with the change in control.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2017, 10,250,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 20, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

European CPG Acquisition Corp. (formerly Echo Sound Acquisition Corporation) (the “Company”) was incorporated on December 7, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

Since inception the Company’s operations to the date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on January 18, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control on August 31, 2017.

On August 31, 2017, the Company effected a change in control by the redemption of 19,750,000 shares of the then outstanding 20,000,000 shares of common stock. The then current officers and directors resigned and Igor Gabal was named the sole officer and director of the Company. Pursuant to the change in control the Company changed its name to European CPG Acquisition Corp. On September 1, 2017 the Company issued 10,000,000 shares of its common stock to two shareholders at par value of $0.0001 and at a total discount of $1,000.

The Company has been formed to acquire, operate, develop, grow and sell one or more businesses in the middle-market value companies in any business, industry, sector or location. The Company intends to build an industrial manufacturing, distribution or services business.

The Company has been in the developmental stage since inception and has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to achieve a business combination with a target company.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of September 30, 2017 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $ 1,289 and an accumulated deficit of $ 4,601 for the nine months ended and as of September 30, 2017, respectively.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

The Company entered into a contract with Tiber Creek Corporation for myriad services one of which entails the change in control of the Company. The agreement also provides that Tiber Creek will effect a registration statement under the Securities Act of 1933 for the Company, will advise the Company on its structure and operations in order to effectively enter the public market, will introduce it to the brokerage and financial a community and will assist it in locating a broker to file a Form 15c-211 application with FINRA for the public trading of its securities.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 30,000,000 common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

On December 7, the Company issued the following shares of its common stock:

Name	Number of Shares

James Cassidy	10,000,000	Of which 9,875,000 were contributed back to the Company on August 31, 2017
James McKillop	10,000,000	Of which 9,875,000 were contributed back to the Company on August 31, 2017

On September 1, 2017, the Company issued the shares of its common stock at par and a total discount of $ 1,000 as follows:

Igor Gabal	2,800,000
GP Michigan, LLC	7,200,000

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

EUROPEAN CPG ACQUISITION CORP.

By:	/s/ Igor Gabal
President, Chief Financial Officer

Dated: November 20, 2017

