Form 10-K
period 2017-12-31
Veroni Brands Corp.
filed 2018-03-30
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55735

VERONI BRANDS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-4664596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Forest Edge Drive, Vernon Hills, IL	60061
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888)794-2999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Fail required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $-0- as of June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 28,389,266 shares as of March 26, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially than those projected or anticipated. Actual results could differ materially from those projected in the forward-looking statements. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, the Company cannot assure a reader that the forward-looking statements set out in this report will prove to be accurate. The Company’s business can be affected by, without limitation, such things as natural disasters, economic trends, international strife or upheavals, consumer demand patterns, labor relations, existing and new competition, consolidation, and growth patterns within the industries in which the Company competes and any deterioration in the economy may individually or in combination impact future results.

VERONI BRANDS CORP.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED

DECEMBER 31, 2017

PART I

Item 1.	Business.

Corporate History and General Information

Veroni Brands Corp. (“Veroni” or the “Company”) was incorporated as “Echo Sound Acquisition Corporation” on December 7, 2016 under the laws of the State of Delaware. In September 2017, the Company implemented a change of control by issuing shares to new stockholders, redeeming shares of existing stockholders, electing a new officer and director and accepting the resignations of its then existing officers and directors.

In connection with the change in control, the stockholders of the Company and its board of directors unanimously approved the change of the Company’s name from Echo Sound Acquisition Corporation to European CPG Acquisition Corporation. In November 2017, the stockholders of the Company and its board of directors unanimously approved the change of the Company’s name to Veroni Brands Corp.

The Company is located at 650 Forest Edge Drive, Vernon Hills, Illinois 60061. The Company’s main phone number is 888-794-2999. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Relationship with Tiber Creek Corporation

Igor Gabal on behalf of GP Michigan, LLC, the Company’s sole officer and director, previously entered into an agreement with Tiber Creek, whereby Tiber Creek would provide assistance to GP Michigan, LLC in effecting transactions for Mr. Gabal and GP Michigan, LLC to acquire a public reporting company, including: transferring control of a public reporting company to Mr. Gabal and/or GP Michigan; causing the preparation and filing of forms, including a registration statement, with the Securities and Exchange Commission; assist in listing its securities on a trading exchange; and assist in establishing and maintaining relationships with market makers and broker-dealers. GP Michigan agreed to pay Tiber Creek $80,000 for those services, which was recorded as a capital contribution on behalf of the Company, and of which $48,000 was recorded to prepaid expenses and $32,000 to professional fees on behalf of the Company.

Under the agreement, Tiber Creek has received to date $55,000 from Igor Gabal of the $80,000 fee. In addition, the Company’s then-current stockholders, James Cassidy and James McKillop, were permitted to retain an aggregate total of 250,000 shares of the original 20,000,000 shares owned prior to the change in control.

Background

The Company has only recently emerged from its status as a development-stage company after the end of the 2017 fiscal year, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Summary

The business of the Company focuses on the import, sales and distribution of premium food and beverage products, primarily from Europe. Within this strategy, Veroni has secured a long-term exclusive import and distribution agreement with a major European supplier, FoodCare Sp. z o,o., a company organized under the laws of the Poland (“FoodCare”). Veroni will be the sole and exclusive importer and distributor of Iron Energy, an energy drink sponsored by celebrity boxer Mike Tyson, with access to numerous other beverage brands through this partnership. We are a multifaceted company with a strategy for growing across a variety of consumer product categories.

Risks and Uncertainties Facing the Company

The Company has had no revenues or customers to date; provided, however, it is Veroni’s goal to begin sales of its licensed products by securing relationships with distributors, food and beverage retailers and by expanding its portfolio of products through strategic partnerships with new suppliers.

As an early-stage company, the Company has no operating history and is expected to continuously experience losses in the near term. The Company needs to generate revenue or locate additional financing in order to continue its developmental plans. As a company in the early part of its life, management of the Company must build relationships with food and beverage retailers and effectively market its products in order to execute the business plan of the Company on a broad scale. Further, there is no guarantee that the Company will be able to identify sufficient numbers of customers to generate enough revenues to continue operations or proceed with developing its business in accordance with its business plan.

One of the biggest challenges facing the Company will be in securing adequate capital to fund its projects, including securing adequate capital to pay for the manufacturing of its products. Secondarily, following the manufacturing of its products, a major challenge will be implementing effective sales, marketing and distribution strategies to reach the intended end customers. The Company has considered and devised its initial sales, marketing and advertising strategy, however, the Company will need to skillfully implement this strategy in order to achieve success in its business.

Due to these and other factors, the Company’s need for additional capital, the Company’s independent auditors have issued a report raising substantial doubt of the Company’s ability to continue as a going concern.

The Business: Food and Beverage Distribution

Veroni is an importer, seller and distributor of premium food and beverage products, primarily from Europe. Within this strategy, Veroni has secured a long-term exclusive import and distribution agreement with a major European supplier, FoodCare Sp. z o,o., a company organized under the laws of the Poland (“FoodCare”). Veroni will be the sole and exclusive importer and distributor to the United States market of Iron Energy, an energy drink sponsored by celebrity boxer Mike Tyson, with access to numerous other beverage brands through this long-term partnership. We are a multifaceted company with a strategy for growing across a variety of consumer product categories.

We believe that Veroni’s business will have the following strategic advantages:

●	U.S.-Based Distribution for European Products: Through the development of relationships with European suppliers, we believe that our business will enable foreign suppliers to penetrate the U.S. market through immediate access to Veroni’s future network of sales, broker, distributors and retailers.

●	International Beverage Portfolio – Veroni’s product offerings will consist of an established European quality beverage portfolio of energy drinks, water, juices and Ice tea.

●	Diverse Products - Veroni’s product offerings will be available in a variety of flavors, sizes and price points.

●	International Strategic Partnerships and Licensing – The Company’s plans on developing an international portfolio of consumer food and beverage products through exclusive licensing agreements with companies across the world.

●	Focus on Premium Goods – The Company plans on focusing on distributing high profit products that are traded in the premium space.

Veroni is an importer and distributor of beverage products with an extensive manufacturing relationship with international partners that offer great margins and European quality. Our goal is to become a one stop shop to the food and beverage distributors as well as beer distributor network. Veroni will endeavor to have its distributors achieve and maintain Veroni’s Retail Vision: (1) Off-premise guidelines will include distribution, display and space management, holding power, brand positioning, price signage, retail merchandising and quality assurance; and (2) On-premise guidelines will include distribution, feature support and retail merchandising and promotional/sampling events.

We have confidence in our strategy to utilize the food and beverage distributors as well as 3-tier beer distributorship partnership and route to the retail market and consumers.

The Company is a member of the NACS, National Association of Convenience Stores.

Iron Energy Drink Product sponsored by Mike Tyson

The Company believes that its Iron Energy drink, sponsored by celebrity and former boxer Mike Tyson, will appeal to consumers that are active, edgy, aggressive, adventurous, fans of MMA, extreme sports, music, sporting events, surfing and fitness. Iron Energy’s target consumers are college students, young transitional adults coming out of college, independent singles in their 20’s and 30’s, athletes and the “party-goers” population.

The Company’s Iron Energy drink product line is available in three flavors, in 8.4oz and 11.2oz quantities:

●	Iron Energy Classic
●	Iron Energy Zero Sugar
●	Iron Energy Mojito

Iron Energy Branded Products

The Company’s sales imperatives are to grow Iron Energy’s profitable volume, increase Iron Energy brand distribution, and create Iron Energy network excitement and enthusiasm for the Iron Energy portfolio. The Company will align Iron Energy Frontline and Promoted Price to Consumer (PTC) at the premium level; similar to Red Bull. The Company’s price promotional schedule strategy will be designed to promote during key high-volume periods, and create excitement, trial and increased sales.

Other Products

In addition to the Iron Energy drink, the Company is the exclusive U.S. importer and distributor for the following products:

5

Energy & Functional Drinks

Desserts, Pastries, Coffee & Baking Additives

Breakfast Products and Iced Tea

Fruit Drinks & Sweets

The Market

Since the Red Bull brand arrived in the U.S. in 1997, we believe that the energy drink category has been fast-growth and high-margin. As the segment centered on a handful of major brands, most of them moving to retail through captive distribution systems, for a while there was a large flow of new entrants, some of them very well financed, but that has slowed as the difficulty of making much headway has become clear. Thus, many smaller brands either seek to carve out an identity as healthier than mainstream brands, with their artificial ingredients and curious and misunderstood fortifiers like taurine, or have sought to occupy carefully targeted marketing niches.

According to Packaged Facts report, Energy & Sports Drinks: U.S. Market Trends & Opportunities, sales of energy and sports drinks grew to $25 billion in sales in 2016 after rising at an annual rate of 7% over the preceding half decade. Packaged Facts forecasts that energy and sports drinks will remain among the fastest growing sectors of the beverage market.1

Marketing Strategy

The Company plans on engaging celebrity and former boxer Mike Tyson to act as “brand ambassador” by representing the Iron Energy at:

●	Special events appearances
●	Trade shows participation
●	Distributors and retailers “meet and greets”
●	Veroni Brands Sponsorship events

Further, the Company plans to market the Company’s products via the following retail merchandising and promotional programs:

●	Ad features and promotional activities
●	Shelf placement and adjacencies
●	Feature and multiple display programming
●	Loyalty card
●	In-store sampling and promotions
●	Merchandising via shelf strips, counter cards, paper and permanent P.O.S. such as mirrors and signs
●	College rep program at major So Cal universities

The Company also plans on advertising through traditional television, radio, print, and social media advertisements, airport, bus shelter, taxi cab top, airport terminal advertisements, and through event sponsorships.

Competition

The Energy drink beverage market is dominated by brands such as Monster (which has 43% of the market), Red Bull, and Rockstar.2

Strategic Partners, Retailers and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success. The Company hopes to work with several strategic partners in important areas of its business and operations. Currently, the Company has an exclusive distribution agreement, covering the United States market, with a European food and beverage supplier, FoodCare Sp. z o,o., a company organized under the laws of the Poland (“FoodCare”), through which it has the exclusive right to distribute the Iron Energy drink, as well as an assortment of other products. The Company plans on engaging retailers throughout the U.S. and Canada to sell its products, including retailers like 7-Eleven, Circle K, Dollar General and many others.

1 https://www.prnewswire.com/news-releases/energy-drink--sports-drink-market-reaches-25-billion-300458400.html

2 http://money.cnn.com/2018/01/19/news/companies/monster-energy-red-bull/index.html

Operations

At December 31, 2017, Veroni had only one employee, its sole officer, Igor Gabal. In March 2018, Veroni hired six additional employees. Veroni’s corporate offices and distribution center (with access to 3,000 pallets space capacity) is located in Vernon Hills, Illinois.

Existing Contracts

On January 30, 2018, the Company entered into a distribution agreement with FoodCare. Under the terms of the Distribution Agreement, the Company became the exclusive importer and distributor of FoodCare’s products in the United States, Puerto Rico and the U.S. Virgin Islands (the “U.S. market”). The term of the Distribution Agreement is for a period of 10 years during which Veroni will have the exclusive right to distribute FoodCare products within the U.S. market, so long as Veroni purchases the required quantity of product from FoodCare. The Distribution Agreement is terminable upon (1) mutual consent of the parties, (2) by either party in writing without justification, if an issue is not amicably resolved in 30 days of such issue, by providing 180 days’ notice (in which case the Company would lose its exclusivity rights), or (3) immediately in the event of notice of an uncured breach in the terms of the Distribution Agreement. FoodCare Sp. z o.o., a company organized under the laws of the Poland, is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. Notably, FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity and former boxer Mike Tyson.

Revenues and Losses

Since its inception, the Company has focused its efforts on identifying potential products for acquisition and business development, and has devoted little attention or resources to sales and marketing or generating near-term revenues and profits. The Company has no revenues to date and has not realized any profits as of yet. In order to succeed, the Company needs to develop a viable strategy to market its products. The Company posted net losses of $44,045 and $3,312 for the year ended December 31, 2017 and for the period from December 7, 2016 (inception) to December 31, 2016, respectively.

Effect of Existing or Probable Governmental Regulation

The FDA Food Safety Modernization Act (FSMA), enacted on January 4, 2011, amended section 415 of the Federal Food, Drug, and Cosmetic Act (FD&C Act), in relevant part, to require that facilities engaged in manufacturing, processing, packing, or holding food for consumption in the United States submit additional registration information to FDA, including an assurance that FDA will be permitted to inspect the facility at the times and in the manner permitted by the FD&C Act. Section 415 of the FD&C Act, as amended by FSMA, also requires food facilities required to register with FDA to renew such registrations every other year, and provides FDA with authority to suspend the registration of a food facility in certain circumstances. Specifically, if FDA determines that food manufactured, processed, packed, received, or held by a registered food facility has a reasonable probability of causing serious adverse health consequences or death to humans or animals, FDA may by order suspend the registration of a facility that:

●	Created, caused, or was otherwise responsible for such reasonable probability; or
●	Knew of, or had reason to know of, such reasonable probability; and packed, received, or held such food.

The Company’s operations may be subject to these registration requirements.

Intellectual Property

At present, the Company does not possess any intellectual property protection. The Company may decide in the future to pursue efforts to protect its intellectual property, trade secrets and proprietary methods and processes.

Research and Development

The Company has not to date undertaken, and does not currently plan to undertake, any material research and development activities.

Employees

Currently, the Company has seven employees, who has agreed to assist the Company without pay until the Company is more stable and has recurring cash flow from operations.

Subsidiaries

The Company has no subsidiaries.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.	Properties.

Veroni Headquarters and Distribution Center

The Company proposes to enter into a sublease for a portion of the facilities located at 650 Forest Edge Drive, Vernon Hills, Illinois 60061 from Baron Chocolatier, Inc., a related party.

Item 3.	Legal Proceedings.

We are not currently involved in any pending or threatened legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Currently, there is no trading market for the securities of the Company. The Company intends to initially apply for admission to quotation of its securities on the OTC Bulletin Board as soon as possible. There can be no assurance that the Company will qualify for quotation of its securities on the OTC Bulletin Board.

Holders

The number of record holders of our common stock, as of March 26, 2018, was 55 according to our transfer agent.

Dividends

Holders of shares of common stock are entitled to dividends when, and if, declared by the board of directors out of legally available funds. To date, we have not declared or paid any dividends on our common stock. We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2017, we issued 8,050,000 shares of common stock for total consideration of $805 in cash to three investors pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933. All of the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant’s business and had access to the kind of information which registration would disclose.

Item 6.	Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Veroni Brands Corp. (formerly “Echo Sound Acquisition Corporation”) (“Veroni” or the “Company”) was incorporated on December 7, 2016, under the laws of the state of Delaware. The business purpose of the Company is to facilitate the sales and distribution of premium food and beverage products from Europe, most notably its Iron Energy beverage product.

The Company has been in the development stage since inception and its operations to date have been limited to issuing shares to its original stockholders and effecting a change in control of the Company described below.

The Company originated as a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

On August 31, 2017, the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock and the issuance on September 1, 2017 of 10,000,000 shares of common stock to Igor Gabal and GP Michigan LLC, a company controlled by Mr. Gabal, at a purchase price of $0.0001 per share. Messrs. James Cassidy and James McKillop, the then officers and directors of the Company, resigned and Igor Gabal was named its sole officer and director. Pursuant to the change in control, the Company changed its name to European CPG Acquisition Corporation, which was subsequently changed to Veroni Brands Corp.

The Company filed Current Reports on Form 8-K to disclose the change of control and the change of name.

Subsequently, on January 30, 2018, the Company entered into a distribution agreement with FoodCare. Under the terms of the Distribution Agreement, the Company became the exclusive importer and distributor of FoodCare’s products in the United States, Puerto Rico and the U.S. Virgin Islands (the “U.S. market”). The term of the Distribution Agreement is for a period of 10 years during which Veroni will have the exclusive right to distribute FoodCare products within the U.S. market, so long as Veroni purchases the required quantity of product from FoodCare. The Distribution Agreement is terminable upon (1) mutual consent of the parties, (2) by either party in writing without justification, if an issue is not amicably resolved in 30 days of such issue, by providing 180 days’ notice (in which case the Company would lose its exclusivity rights), or (3) immediately in the event of notice of an uncured breach in the terms of the Distribution Agreement. FoodCare Sp. z o.o., a company organized under the laws of the Poland, is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. Notably, FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity and former boxer Mike Tyson.

An affiliate of the Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling stockholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of registration statements pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

Other than the Distribution Agreement described above, the Company has not entered into other any definitive or binding agreements and there are no assurances that any transactions will occur.

As of December 31, 2017, the Company had not generated any revenues or cash flows from operations since inception. At December 31, 2017, the Company had sustained net losses of $47,357 since inception.

For the period ended December 31, 2017, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2017, the Company has minimal operations and the continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity and/or debt financing, or its ability to sell its products to generate consistent profitability.

Revenues and Losses

During the year ended December 31, 2017, the Company generated no revenues. The Company has focused its efforts on identifying products for distribution, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the year ended December 31, 2017, the Company posted a net loss of $44,045.

Discussion of the Year Ended December 31, 2017 as compared to the period from December 6, 2016 (inception) to December 31, 2017

The Company generated no revenues during the year ended December 31, 2017, and no revenues for the period from December 7, 2016 (inception) to December 31, 2016. The Company has focused its efforts on identifying business opportunities, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the year ended December 31, 2017, the Company posted a net loss of $44,045, compared to a net loss of $3,312 for the period from December 7, 2016 (inception) to December 31, 2016. The increased loss is primarily the result of the Company ramping up its operations in anticipation of executing its business plan.

During the year ended December 31, 2017, the Company used net cash of $-0- in its operating activities and investing activities, and net cash provided by financing activities totaled $595. The Company had a cash balance of $595 as of December 31, 2017.

Liquidity and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations in 2018. The Company has not generated any revenues from its operations, and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2018. Accordingly, since the beginning of 2018 and through the date of this report, the Company has engaged in sales of its equity securities in private placements. Through March 26, 2018, a total of 10,089,266 shares have been sold for total gross proceeds of $215,996.

Plan of Operations

For the next few months, the Company will be focusing on obtaining visibility for the products by contacting convenience store locations and small distributors to those types of locations. The Company is targeting metropolitan areas, such as Chicago, Los Angeles, Las Vegas and cities in New Jersey and New York.

Currently, these efforts are being funded through the proceeds of the Company’s private placements, as discussed above. As part of the Company’s efforts to gain visibility and to raise capital, it proposes to register, later in 2018, a number of shares of its common stock either for sale to the public or for resale, if such shares are held by existing shareholders. Management of Veroni believes that having a trading market for the Company’s common stock will make other sources of financing available and assist it in engaging with larger distributors.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the near term, the Company plans to rely on its primary stockholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates a total capital raise between $5-10M USD over the course of the following four consecutive quarters; provided, however, that the Company will require a minimum of $600,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company expects to generate revenue from selling its products, most notably the “Iron Energy” drink. Further, depending on the market environment, the Company plans on acquiring the rights to sell and distribute other food and beverage products.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies

Item 8.	Financial Statements and Supplementary Data.

VERONI BRANDS CORP.

December 3l, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Veroni Brands Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Veroni Brands Corp. (the “Company”) as of December 31, 2017, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and commence its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that our audit provides a reasonable basis for our opinion.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois
March 27, 2018

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Echo Sound Acquisition Corporation

We have audited the accompanying balance sheet of Echo Sound Acquisition Corporation (the “Company”) as of December 31, 2016, and the related statement of operations, changes in stockholders’ deficit and cash flows for the Period from December 7, 2016 (Inception) to December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and its cash flows from December 7, 2016 (Inception) to December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
January 18, 2017

VERONI BRANDS CORP.

BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016
ASSETS
Current Assets
Cash & equivalents	$595	$-
Subscription receivable	210	-
Prepaid expenses and other current assets	48,833	-
Total Current Assets	49,638	-

Total Assets	$49,638	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,589	$-
Accrued liabilities	750	1,000
Total Current Liabilities	11,339	1,000

Stockholders’ Equity (Deficit)
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of December 31, 2017 and 2016.	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 18,300,000 and 20,000,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,830	2,000
Additional paid-in capital	83,826	312
Accumulated Deficit	(47,357)	(3,312)

Total Stockholders’ Equity (Deficit)	38,299	(1,000)

Total Liabilities and Stockholders’ Equity (Deficit)	$49,638	$-

The accompanying notes are an integral part of these financial statements.

VERONI BRANDS CORP.

STATEMENTS OF OPERATIONS

		For the Period from
	For the Year	December 7, 2016
	Ended	(inception) to
	December 31, 2017	December 31, 2016

Revenue	$-	$-

Selling and general expenses	44,045	3,312

Loss before income taxes	(44,045)	(3,312)

Income tax expense	-	-

Net Loss	$(44,045)	$(3,312)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	17,370,685	20,000,000

The accompanying notes are an integral part of these financial statements.

VERONI BRANDS CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

December 31, 2017 and 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 7, 2016 (inception)	-	$-	$-	$-	$-

Issuance of common stock for service	20,000,000	2,000	-	-	2,000

Additional paid-in capital	-	-	312	-	312

Net Loss for the year	-	-	-	(3,312)	(3,312)

Balance, December 31, 2016	20,000,000	2,000	312	(3,312)	(1,000)

Redemption of shares, August 31, 2017	(19,750,000)	(1,975)	1,975	-	-

Issuance of shares upon change of ownership, September 1, 2017	10,000,000	1,000	-	-	1,000

Issuance of common stock in private offering	8,050,000	805	-	-	805

Expenses paid by stockholder contributed as capital	-	-	81,539	-	81,539

Net Loss for the year	-	-	-	(44,045)	(44,045)

Balance, December 31, 2017	18,300,000	$1,830	$83,826	$(47,357)	$38,299

The accompanying notes are an integral part of these financial statements.

VERONI BRANDS CORP.

STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year	December 7, 2016
	Ended	(inception) to
	December 31, 2017	December 31, 2016

Cash flow from operating activities:
Net loss	$(44,045)	$(3,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service	1,000	2,000
Expenses paid by stockholder and contributed as capital	33,289	312
Changes in operating assets and liabilities:
Prepaid expenses	(833)	-
Accounts payable	10,589	-
Accrued liabilities	-	1,000
Net cash used in operating activities	-	-

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Common stock issued	595	-
Net cash provided by financing activities	595	-

Net change in cash	595	-

Cash at the beginning of the year	-	-

Cash at the end of the year	$595	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
2,100,000 shares of common stock subscribed to at par value	$210	$-
Prepaid expenses paid on behalf of Company by stockholder	$48,250	$-

The accompanying notes are an integral part of these financial statements.

VERONI BRANDS CORP.

NOTES TO FINANCIAL STATEMENTS

December 3l, 2017 and 2016

NOTE I - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Veroni Brands Corp. (formerly European CPG Acquisition Corp. or Echo Sound Acquisition Corporation) (the “Company”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisition. The Company has been in the developmental stage since inception.

On August 31, 2017, the Company effected a change in control by the redemption of 19,750,000 shares of the then outstanding 20,000,000 shares of common stock. The then current officers and directors resigned and Igor Gabal was named the sole officer and director of the Company. Pursuant to the change in control, the Company changed its name to European CPG Acquisition Corp. On September I, 2017, the Company issued l0,000,000 shares of its common stock to two shareholders at par value of $0.000l and recorded share compensation of $1,000. On November 1, 2017, the name of the Company was changed to Veroni Brands Corp.

The Company has been formed to acquire, operate, develop, grow and import premium European products into the U.S. market. Veroni Brands was created to search out unique, remarkable and desirable premium products across Europe and make them accessible to discerning consumers in the U.S. Veroni Brands strives to import the extraordinary and delight their consumers with experiences that had previously only been attainable in Europe. The Company became an exclusive importer and distributor of “Iron Energy” by Mike Tyson. The beverage will be available to consumers by May 2018 in three different flavors such as “Mojito,” “Zero Sugar” and “Original.” The Company will be introducing other flavors of “Iron Energy” in 2019. We take pride in the products we import and are proud to share them with our consumers.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017 and 2016, respectively.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017 and 2016, there were no outstanding dilutive securities.

VERONI BRANDS CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at December 31, 2017 and 2016 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

SHARE-BASED COMPENSATION

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity–Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

EMERGING GROWTH COMPANY

The Company has elected to be an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (“Jobs Act”). Included with this election, the Company has also elected to use the provisions within the Jobs Act that allow companies that go public to continue to use the private company adoption date rules for new accounting policies. Should the Company obtain revenues in excess of $1 billion on an annual basis, have its non-affiliated market capitalization increase to over $700 million as of the last day of its second quarter, or raise in excess of $1 billion in public offerings of its equity or instruments directly convertible into its equity, it will forfeit its status under the Jobs Act as an emerging growth company.

VERONI BRANDS CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $44,045 during the year ended December 31, 2017. The Company has an accumulated deficit of $47,357 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to continue as a going concern. The audited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company has raised approximately $216,000 through private placements subsequent to December 31, 2017. In addition, the Company has signed a distributorship agreement with a Polish manufacturer and has exclusive rights to sell its products in the United States. However, the Company will need to raise substantial additional proceeds from the sale of debt or equity to commence operations as a distributor.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows for tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act to be reclassified as retained earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect this guidance may have on its financial position, results of operations, comprehensive income, cash flows and disclosures.

In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for the Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the financial statements.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

VERONI BRANDS CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance will be applied prospectively to any transactions occurring within the period of adoption.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2020, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2019, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2021, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2018. This ASU did not have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2020. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

VERONI BRANDS CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

From March through December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 4 - ACCRUED LIABILITIES

As of December 31, 2017 and 2016, the Company had accrued professional fees of $750 and $1,000, respectively.

NOTE 5 – INCOME TAXES

The Company follows the guidance of FASB ASC 740-10 which relates to the Accounting for Uncertainty in Income Taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Significant components of the Company’s deferred tax assets were as follows for the year ended December 31, 2017 and the period December 7, 2016 (inception) through December 31, 2016:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$2,400	$-
Total deferred tax assets	2,400	-

Deferred tax liabilities	-	-

Total deferred tax liabilities	-	-

Net deferred tax assets (liabilities)	2,400	-
Less valuation allowance	(2,400)	-
Net deferred tax assets (liabilities)	$-	$-

VERONI BRANDS CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 5 – INCOME TAXES (Continued)

At December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $10,000. The federal and state net operating loss carryforwards will expire beginning in 2037. The income tax expense (benefit) consisted of the following for the year ended December 31, 2017 and the period December 7, 2016 (inception) through December 31, 2016:

	2017	2016
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a reconciliation of the expected statutory federal income tax provision (15 percent) to the actual income tax benefit for the year ended December 31, 2017 and the period from December 7, 2016 (inception) through December 31, 2016:

	2017	2016
Federal statutory rate	$6,600	$-
State taxes, net of federal benefits	4,300	-
Permanent differences	(8,500)	-
Change in valuation allowance	(2,400)	-

	$-	$-

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

VERONI BRANDS CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

On December 7, 2016, the Company issued 20,000,000 founders common stock to two directors and officers at par for legal services provided to the Company. On August 31, 2017, an aggregate of 19,750,000 was contributed back to the Company pro rata from the then two shareholders.

On September 1, 2017, the Company issued 2,800,000 shares of its common stock to Igor Gabal and 7,200,000 shares to GP Michigan, LLC at par value of $0.0001 in connection with the change in control.

On December 1, 2017, the Company issued 8,050,000 shares of its common stock at par value of $0.0001.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2017, 18,300,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 7 – RELATED PARTY TRANSACTION

On May 23, 2017, GP Michigan, LLC entered into a contract with Tiber Creek Corporation for a myriad of services, one of which entails the change in control of the Company. The agreement also provides that Tiber Creek will effect a registration statement under the Securities Act of 1933 for the Company, will advise the Company on its structure and operations in order to effectively enter the public market, will introduce it to the brokerage and financial a community, and will assist it in locating a broker to file a Form 1Sc-211 application with FINRA for the public trading of its securities. GP Michigan agreed to pay Tiber Creek Corporation $80,000 for those services, of which $48,000 was recorded to prepaid expenses and $32,000 to professional fees on behalf of the Company.

NOTE 8 – SUBSEQUENT EVENT

During January and February 2018, the Company issued, through a private placement, 9,973,000 shares of its common stock at $0.01 per share to approximately 45 individuals. In February 2018, through a subsequent private placement, 116,266 shares of its common stock were issued at $0.75 per share.

In January 2018, Company entered into a distributor agreement with FoodCare Sp. Z.o.o. (“FoodCare”), which was amended and restated on January 30, 2018. FoodCare is a company organized under the laws of Poland. FoodCare is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity former boxer, Mike Tyson. Under the terms of the distribution agreement, the Company shall become the exclusive distributor of FoodCare products in the United States, Puerto Rico and the U.S. Virgin Islands. The term of the agreement is for ten years and gives the Company exclusive rights to distribute FoodCare products within the U.S. market, so long as the Company purchases the required quantity of product from FoodCare. The distribution agreement is terminable (1) upon mutual consent of the parties; (2) upon 180 days’ written notice; (3) by either party in writing, without justification, if an issue is not amicably resolved within 30 days of such issue by providing 180 days’ notice and, in such case, the distributor shall lose its exclusivity rights; or (4) immediately in the event of notice of an uncured breach in the terms of the agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 20, 2018, the Board of Directors of Veroni determined not to continue with its then accountants and to engage a different accounting firm with whom they were familiar. On February 20, 2018, KCCW Accountancy Corp. (“KCCW”), located in Alhambra, California, the former accountants, were dismissed.

The prior accountant’s audit report on the financial statements as of and for the year ended December 31, 2016 contained a note as to the Company’s ability to continue as a going concern. The note indicated that the Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it had not been able to accomplish to the date of the report, and /or obtain additional financing from its stockholders and/or other third parties.

In connection with the Company’s financial statements for the period from January 17, 2017 (date of engagement) through the date of dismissal, there were no disagreements with the former accountants, KCCW Accountancy Corp., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, if any.

The Company provided KCCW Accountancy Corp. with a copy of this disclosure and requested that it furnish a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from KCCW Accountancy addressed to the U.S. Securities and Exchange Commission was filed as an Exhibit to the Company’s Current Report on Form 8-K on February 26, 2018.

On February 20, 2018, the Company engaged LJ Soldinger Associates, LLC, Certified Public Accountants, as its independent registered public accounting firm. The decision to engage LJ Soldinger Associates, LLC as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

Neither the Company, nor any one on its behalf, consulted with LJ Soldinger Associates, LLC in regard to the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2017, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of December 31, 2017, our President and Chief Financial Officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of December 31, 2017.

As a result of our material weakness described below, management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at December 31, 2017:

●	With the Company operating as a shell company as of that date, there is a lack of segregation of duties within the accounting and financial reporting process.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at December 31, 2017.

Due to our limited resources as a development stage company, we expect these weaknesses in internal control to continue while we implement our business plan.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this annual report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Position	Year Commenced
Igor Gabal	President, Secretary, Chief Financial Officer & Director	2017

Igor Gabal, age 43, serves as President, Secretary, Chief Financial Officer and director of the Company. Mr. Gabal has over 15 years of middle-market private equity investment experience primarily in real estate, industrial manufacturing, consumer packaged goods distribution or services operating industries. He has initiated and overseen add-on acquisitions, debt capital market issues for various Companies and has experience and relationships with middle-market private equity firms, investment banks and debt financing sources. Prior to founding Veroni Brands, Corp. Mr. Gabal served as a board member and managing member for Guterman Partners Companies since 2009. Mr. Gabal was acting as EVP for Baron Chocolatier, Inc. the company that is specialize on Import and distribution of Chocolate related products throughout the United States since 2016. Mr. Gabal received his Bachelor of Science in Business Management degree from DeVry Institute in 2000 and also attended Kellogg School of Management 2000-2002.

Committees and Terms

The Board of Directors has not established any committees. Our entire Board of Directors, rather than committees, acts on various items. The Board of Directors has determined that it does not have an audit committee financial expert.

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this filing.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

Nominees to the Board of Directors

Since our last proxy statement, we have not made any material changes to the procedures by which stockholders may recommend nominees to our board of directors. Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2017, the following 10% beneficial owners did not comply with Section 16(a) of the Exchange Act: Tomasz Kotas and GP Michigan, LLC.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Item 11.	Executive Compensation.

To date, the Company has not paid compensation to any executive officer or director. The Company may choose to pay a salary or fees to its executive management in the future. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2017.

Narrative Disclosure to Summary Compensation Table

There are no current employment agreements between the Company and its executive officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2017.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in its sole determination. Our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board of Directors reserves the right to grant stock options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock on March 26, 2018 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock and our current director and executive officer.

Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percent of Class for Vote (2)
Tomasz Kotas (3)	12,696,266	44.7%
Igor Gabal (4)	12,100,000	42.6%
Cathal J. O’Flaherty (5)	2,020,000	7.1%

(1)	To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, it is anticipated that each person named in the table will have sole voting and investment power with respect to the shares set forth opposite such person’s name.
(2)	Based on 28,389,266 shares of common stock outstanding as of March 26, 2018.
(3)	The address of Mr. Kotas is 1950 Telegraph Road, Lake Forest, IL 60045. Includes 20,000 shares held of record by his wife.
(4)	Mr. Gabal is the sole officer and director of the Company. Includes 7,200,000 shares held of record by GP Michigan, LLC, a company controlled by Mr. Gabal. Mr. Gabal’s address is 650 Forest Edge Drive, Vernon Hills, Illinois 60061.
(5)	The address of Cathal J. O’Flaherty is 228 Raleigh Rd., Kenilworth, IL 60043. Includes 20,000 shares held of record by his wife.

Changes in Control

There are no agreements known to management that may result in a change of control of our Company.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our officers and directors are now and may in the future become stockholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by us. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Although we do not currently have a right of first refusal pertaining to opportunities that come to management’s attention insofar as such opportunities may relate to our business operations, we have established a conflict of interest policy intended to ensure timely disclosure and avoidance of activities and relationships that conflict with the interests of the Company.

Our officers and directors are subject to the restriction that all opportunities contemplated by our business plan which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to our Company. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. To the extent possible, a majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

James Cassidy and James McKillop, who were both formerly officers and directors of the Company, each own 125,000 shares of the common stock of the Company. As the organizers and developers of Echo Sound Acquisition Corporation, Mr. Cassidy and Mr. McKillop were involved with the Company from inception in December 2016 to the change in control in August 2017. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the instant registration statement. James Cassidy is also a partner in the law firm which acts as counsel to the Company and is also the president of Tiber Creek Corporation, a Delaware corporation (“Tiber Creek”), which provides advisory services.

Igor Gabal on behalf of GP Michigan, LLC, the Company’s sole officer and director, previously entered into an agreement with Tiber Creek, whereby Tiber Creek would provide assistance to GP Michigan, LLC in effecting transactions for Mr. Gabal and GP Michigan, LLC to acquire a public reporting company, including: transferring control of a public reporting company to Mr. Gabal and/or GP Michigan; causing the preparation and filing of forms, including a registration statement, with the Securities and Exchange Commission; assist in listing its securities on a trading exchange; and assist in establishing and maintaining relationships with market makers and broker-dealers. GP Michigan agreed to pay Tiber Creek $80,000 for those services, which was recorded as a capital contribution on behalf of the Company, and of which $48,000 was recorded to prepaid expenses and $32,000 to professional fees on behalf of the Company.

Under the agreement, Tiber Creek has received to date $55,000 from Igor Gabal of the $80,000 fee. In addition, the Company’s then-current stockholders, James Cassidy and James McKillop, were permitted to retain an aggregate total of 250,000 shares of the original 20,000,000 shares owned prior to the change in control.

Director Independence

The Board of Directors has determined that it does not have any independent directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). In assessing the independence of the directors, the Board considers any transactions, relationships and arrangements between our Company and our independent directors or their affiliated companies. This review is based primarily on responses of the directors to questions in a director and officer questionnaire regarding employment, business, familial, compensation and other relationships with our Company or our management.

Item 14.	Principal Accounting Fees and Services.

Fees paid to our principal accountants, LJ Soldinger Associates, LLC and KCCW Accountancy Corp., for the fiscal years ended December 31, 2017 and 2016, respectively, were as follows:

	Year Ended December 31,
	2017	2016
Audit fees (1)	$6,000	$1,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$6,000	$1,000

(1)	The amount billed or to be billed to us for professional services related to the audit of our annual financial statements for the year ended December 31, 2017 included reviews of our quarterly reports on Form 10-Q.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board of Directors pre-approves all services to be provided to our Company by the independent auditors. This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services. Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence. All services provided by and fees paid to our independent auditors for 2017 and 2016 were pre-approved by the Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
16.1	Letter from KCCW Accountancy Corp. (4)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certification of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Annual Report on Form 10-K of Veroni Brands Corp. for the fiscal year ended December 31, 2017, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated February 23, 2018, filed February 26, 2018.

*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERONI BRANDS CORP.

Dated: March 30, 2018	By:	/s/ Igor Gabal
Igor Gabal, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Igor Gabal	Principal Executive, Financial and Accounting Officer and Director	March 30, 2018
Igor Gabal

