Form 10-Q
period 2018-03-31
Veroni Brands Corp.
filed 2018-05-15
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-55735

(Commission file number)

VERONI BRANDS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-4664596
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

650 Forest Edge Drive, Vernon Hills, IL 60061

(Address of principal executive offices) (Zip Code)

(888)794-2999

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,492,099 shares as of May 10, 2018.

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2018

VERONI BRANDS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	*
ASSETS
Current Assets
Cash & equivalents	$3,042	$595
Inventory	168,319	-
Subscription receivable	-	210
Prepaid expenses and other current assets	53,854	48,833
Total Current Assets	225,215	49,638

Total Assets	$225,215	$49,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$15,992	$10,589
Accrued liabilities	8,651	750
Total Current Liabilities	24,643	11,339

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of December 31, 2017 and 2016	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 28,396,600 and 18,300,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,840	1,830
Additional paid-in capital	275,246	83,826
Accumulated Deficit	(77,514)	(47,357)
Total Stockholders’ Deficit	200,572	38,299

Total Liabilities and Stockholders’ Deficit	$225,215	$49,638

* Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERONI BRANDS CORP.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017

Revenue	$-	$-

Cost of sales	-	-

Gross Profit	-	-

Operating expenses	30,157	789

Operating loss	(30,157)	(789)

Loss before income taxes	(30,157)	(789)

Income tax expense	-	-

Net Loss	$(30,157)	$(789)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	25,981,844	20,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERONI BRANDS CORP.

CONDENSED STATEMENTS OF CASH FLOW

Unaudited

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017

Cash flow from operating activities:
Net loss	$(30,157)	$(789)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory	(168,319)	-
Prepaid expenses	(5,021)	-
Accounts payable	5,403	-
Accrued liabilities	7,901	789
Net cash used in operating activities	(190,193)	-

Cash flows from financing activities:

Proceeds from issuance of common stock	192,640	-
Net cash provided by financing activities	192,640	-

Net change in cash	2,447	-

Cash at the beginning of the period	595	-

Cash at the end of the period	$3,042	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Veroni Brands Corp. (formerly European CPG Acquisition Corp. or Echo Sound Acquisition Corporation) (the “Company”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisition. The Company has been in the developmental stage since inception through March 31, 2018.

On August 31, 2017, the Company effected a change in control by the redemption of 19,750,000 shares of the then outstanding 20,000,000 shares of common stock. The then current officers and directors resigned and Igor Gabal was named the sole officer and director of the Company. Pursuant to the change in control, the Company changed its name to European CPG Acquisition Corp. On September 1, 2017, the Company issued l0,000,000 shares of its common stock to two shareholders at par value of $0.000l and recorded share compensation of $1,000. On November 1, 2017, the name of the Company was changed to Veroni Brands Corp.

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

BASIS OF PRESENTATION: UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying interim condensed financial statements are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented. The interim results are not necessarily indicative of the results to be expected for the full year or any future period.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on March 27, 2018 for the year ended December 31, 2017 and for the period December 7, 2016 (inception) to December 31, 2016.

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

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

INVENTORY

Finished goods inventory consist of “Iron Energy” energy drinks and is stated at the lower of actual cost (first-in, first-out method) or market. Cost includes shipping and handling fees. Inventory at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Finished Goods – in warehouse	$118,390	$-
Finished Goods – in transit	49,929	-
	$168,319	$-

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 and 2017, respectively. The majority of the Company’s funding has been through the issuance of the Company’s common stock to a majority stockholder.

INCOME TAXES

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and March 31, 2017, there are no outstanding dilutive securities.

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at March 31, 2018 and December 31, 2017 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

SHARE-BASED COMPENSATION

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity–Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The Company did not have any share-based compensation agreements for the three months ended March 31, 2018 and 2017.

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

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $30,157 and $44,045 during the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively. The Company has an accumulated deficit of $77,514 as of March 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

The Company has raised approximately $191,000 through private placements subsequent to December 31, 2017. In addition, the Company has signed a distributorship agreement with a Polish manufacturer and has exclusive rights to sell its products in the United States. However, the Company will need to raise substantial additional proceeds from the sale of debt or equity to commence operations as a distributor.

NOTE 3 - ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, the Company had accrued freight and professional fees of $8,651 and $750, respectively.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2018, 28,396,600 shares of common stock and no preferred stock were issued and outstanding.

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

From January 1 to March 31, 2018 the Company issued 9,973,000 shares of its common stock at $0.01 per share and 123,600 shares to a major stockholder at $0.75 per share for total consideration of $192,430.

NOTE 5 - DISTRIBUTION AGREEMENTS

In January 2018, the Company entered into a distributor agreement with FoodCare Sp. Z.o.o. (“FoodCare”), which was amended and restated on January 30, 2018. FoodCare is a company organized under the laws of Poland. FoodCare is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity former boxer, Mike Tyson. Under the terms of the distribution agreement, the Company became the exclusive distributor of FoodCare products in the United States, Puerto Rico and the U.S. Virgin Islands. The term of the agreement is for ten years and gives the Company exclusive rights to distribute FoodCare products within the U.S. market, so long as the Company purchases the required quantity of product from FoodCare. The distribution agreement is terminable (1) upon mutual consent of the parties; (2) by either party in writing, without justification, if an issue is not amicably resolved within 30 days of such issue by providing 180 days’ notice and, in such case, the distributor shall lose its exclusivity rights; or (3) immediately in the event of notice of an uncured breach in the terms of the agreement.

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company’s operations are subject to the Federal Food, Drug and Cosmetic Act; the Bioterrorism Act; and regulations created by the U.S. Food and Drug Administration (“FDA”). The FDA regulates manufacturing and holding requirements for foods, specifies the standards of identity for certain foods and prescribes the format and content of certain information that must appear on food product labels. In addition, the published applicable rules under the Food Safety Modernization Act (“FSMA”) regulates food products imported into the United States and provides the FDA with mandatory recall authority.

For the purchase of products harvested or manufactured outside of the United States, and for the shipment of products to customers located outside of the United States, the Company is subject to customs laws regarding the import and export of shipments. The Company’s activities, including working with customs brokers and freight forwarders, are subject to regulation by U.S. Customs and Border Protection, part of the Department of Homeland Security.

NOTE 7 - SUBSEQUENT EVENT

In April and May of 2018, the Company entered into separate agreements with two companies to distribute the Company’s products. The agreements define the distribution area covered by the specific distribution agreements, rights and obligations of the Company and the individual distributors and the term of the agreements.

In April and May 2018, the Company issued 95,500 shares of its common stock at $0.75 per share for total consideration of $71,625.

In April 2018, the Company filed a Registration Statement with the SEC that was declared effective in May 2018.

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

The Company has been in the development stage since inception through March 31, 2018, and its operations to date have been limited to issuing shares to its original stockholders and effecting a change in control of the Company described below.

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

As of March 31, 2018, the Company had not generated any revenues or cash flows from operations since inception. At March 31, 2018, the Company had sustained net losses of $77,514 since inception.

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

Revenues and Losses

During the three months ended March 31, 2018 and 2017, the Company generated no revenues. Prior to 2018, the Company has focused its efforts on identifying products for distribution, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the three months ended March 31, 2018 and 2017, the Company incurred net losses of $30,157 and $789, respectively. The increased loss for 2018 is primarily the result of the Company transitioning from a shell company to a distribution company.

During the three months ended March 31, 2018, the Company used net cash of $190,193 in its operating activities, primarily for the purchase of inventory. Net cash provided by financing activities totaled $192,640 from the sale and issuance of its common stock in a private placement. The Company had a cash balance of $3,042 as of March 31, 2018.

Liquidity and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until March 31, 2018, when it recently began formal operations in April 2018. The Company has not generated any revenues from its operations, and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2018. Accordingly, since the beginning of 2018 and through May 10, 2018 the Company has engaged in sales of its equity securities in private placements, selling a total of 10,192,100 shares for total gross proceeds of $264,055.

Plan of Operations

For the next few months, the Company will be focusing on obtaining visibility for the products by contacting convenience store locations and small distributors to those types of locations. The Company is targeting metropolitan areas, such as Chicago, Los Angeles, Las Vegas and cities in New Jersey and New York.

Currently, these efforts are being funded through the proceeds of the Company’s private placements, as discussed above. As part of the Company’s efforts to gain visibility and to raise capital, it has initiated the registration of a number of shares of its common stock for resale by existing stockholders. Management of Veroni believes that having a trading market for the Company’s common stock will make other sources of financing available and assist it in engaging with larger distributors. The Company will not receive any proceeds from the sale of the shares sold by its existing stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

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

As of March 31, 2018, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of March 31, 2018, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of March 31, 2018.

As a result of our material weakness described below, management has concluded that, as of March 31, 2018, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at March 31, 2018:

●	With the Company operating as a shell company as of that date, there is a lack of segregation of duties within the accounting and financial reporting process.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at March 31, 2018.

Due to our limited resources as just having emerged from being a development stage company, we expect these weaknesses in internal control to continue while we implement our business plan.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any pending or threatened legal proceedings.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2018, we sold 9,973,000 shares of our common stock at $0.01 per share to approximately 45 individuals and 123,600 shares to a major stockholder at $0.75 per share for total consideration of $192,430. These shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, the private offering safe harbor provisions of Rule 506(b) of Regulation D and the exemption from registration under Regulation S. The shares issued in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and the private offering safe harbor provisions of Rule 506 of Regulation D were based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders in the transaction, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities. Each purchaser in this non-public offering who is not an accredited investor, either alone or with his purchaser representative(s), had such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the Company reasonably believes immediately prior to making any sale that such purchaser came within this description. The shares issued in reliance on the exemption from registration under Regulation S were sold in offshore transactions to non-U.S. persons not involving any directed selling efforts in the United States.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-K Number	Document

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Supplier Agreement by and between Veroni Brands Corp. and Norman Distribution (4)
10.3	Distributor Agreement by and between Veroni Brands Corp. and Skokie Valley Beverage (4)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certifications of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Veroni Brands Corp. for the quarterly period ended March 31, 2018, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the registration statement on Form S-1, filed May 8, 2018, file number 333-224274.

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

VERONI BRANDS CORP.

Dated: May 15, 2018	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

