Form 10-Q
period 2018-06-30
Veroni Brands Corp.
filed 2018-08-14
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-55735

(Commission file number)

VERONI BRANDS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-4664596
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,535,900 shares as of July 12, 2018.

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2018

Veroni Brands, Corp.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	*
ASSETS
Current Assets
Cash & equivalents	$15,327	$595
Accounts receivable	3,238	-
Inventory	172,703	-
Subscription receivable	-	210
Prepaid expenses and other current assets	1,659	48,833
Total Current Assets	192,927	49,638

Total Assets	$192,927	$49,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$15,404	$10,589
Due to related party	1,059	-
Accrued liabilities	-	750
Total Current Liabilities	16,463	11,339

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 28,515,900 and 18,300,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively
Additional paid-in capital	2,852	1,830
ACCUMULATED DEFICIT	364,709	83,826
	(191,096)	(47,357)
Total Stockholders' Equity
	176,465	38,299
Total Liabilities and Stockholders' Equity
	$192,928	$49,638
* derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veroni Brands, Corp.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue, net	$11,069	$-	$11,069	$-

Cost of sales	5,073	-	5,073	-

Gross Profit	5,996	-	5,996	-

Operating expenses	119,580	250	149,736	1,039

Operating loss	(113,584)	(250)	(143,740)	(1,039)

Loss before income taxes	(113,584)	(250)	(143,740)	(1,039)

Income tax expense	-	-	-	-

Net Loss	$(113,584)	$(250)	$(143,740)	$(1,039)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	28,459,096	20,000,000	27,227,615	20,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veroni Brands, Corp.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017

Cash flow from operating activities:
Net Loss	$(143,740)	$(1,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(3,238)	-
Inventory	(172,703)	-
Prepaid expenses	47,174	-
Accounts payable	4,815	-
Accrued liabilities	(750)	(500)
Expenses paid by stocholder and contributed as capital	-	1,539
Net cash used in operating activities	(268,442)	-

Cash flows from financing activities:
Proceeds from advance from related party	1,059
Common stock issued	282,115	-
Net cash provided by financing activities	283,174	-

Net change in cash	14,732	-

Cash at the beginning of the year	595	-

Cash at the end of the year	$15,327	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

June 30, 2018 and 2017

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

The Company has been formed to acquire, operate, develop, grow and import premium European products into the U.S. market. Veroni Brands was created to search out unique, remarkable and desirable premium products across Europe and make them accessible to discerning consumers in the U.S. Veroni Brands strives to import the extraordinary and delight their consumers with experiences that had previously only been attainable in Europe. The Company became an exclusive importer and distributor of “Iron Energy” by Mike Tyson. The beverage became available to consumers in select Chicago area markets in May 2018 in three different flavors such as “Mojito,” “Zero Sugar” and “Original.” The Company will be introducing other flavors of “Iron Energy” in 2019. It takes pride in the products it imports and is proud to share them with its consumers.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. These financial statements are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements and accompanying notes contain all of the normal and recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s registration statement filed within Form S-1/A on May 8, 2018 for the years ended December 31, 2017 and 2016.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of inventory and associated reserves, and allowances in regards to revenue. Actual results could differ from those estimates.

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

June 30, 2018 and 2017

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Given the startup nature of the Company, many distributors will require the Company operate under consignment arrangements in the beginning of its contracts, generally for the first 90 days. Under consignment, the Company retains control of the inventory located at the distributor and only records revenues when the distributor sells through to the ultimate retail establishment. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2018.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense after manufacture are accounted for within cost of sales.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and 2017, respectively.

INVENTORY

Finished Goods inventory consist of “Iron Energy” energy drinks and is stated at the lower of actual cost (first-in, first-out method) or market. Cost includes shipping and handling fees. Inventory at June 30, 2018 and December 31, 2017 was as follows:

INCOME TAXES

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no net deferred tax assets, as the Company setup a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carry-forwards prior to their expiration.

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

June 30, 2018 and 2017

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at June 30, 2018 and December 31, 2017 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

SHARE-BASED COMPENSATION

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity–Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. The Company did not have any share-based compensation agreements for the six months ended June 30, 2018 or 2017. In June 2018, the Financial Accounting Standards Board adopted Accounting Standards Update 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. In that update, ASC 505 has been rescinded in its entirety and share based compensation issued to nonemployees will now fall under ASC 718 and its associated fair value measurements. Due to the Emerging Growth Company (see below) status of the Company, the Company expects it will adopt the update on January 1, 2020.

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

June 30, 2018 and 2017

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EMERGING GROWTH COMPANY

The Company has elected to be an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). Included with this election, the Company has also elected to use the provisions within the Jobs Act that allow companies that go public to continue to use the private company adoption date rules for new accounting policies. Should the Company obtain revenues in excess of $1 billion on an annual basis, have its non-affiliated market capitalization increase to over $700 million as of the last day of its second quarter, or raise in excess of $1 billion in public offerings of its equity or instruments directly convertible into its equity, it will forfeit its status under the Jobs Act as an emerging growth company.

NOTE 2 - GOING CONCERN

The Company has generated only nominal revenue since inception to date and has sustained operating losses of $143,740 and $44,045 during the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively, and as of June 30, 2018 had a cash balance available of approximately $15,000. The Company has an accumulated deficit of $191,096 as of June 30, 2018. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company has raised approximately $297,000 through private placements subsequent to December 31, 2017. In addition, the Company has signed a distributorship agreement with a Polish manufacturer and has exclusive rights to sell its products in the United States.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018, 28,515,900 shares of common stock and no preferred stock were issued and outstanding.

From January 1 to June 30, 2018 the Company issued 10,215,900 shares of its common stock at par value of $0.0001 and raised proceeds of $281,905 and collected a subscription receivable of $210.

NOTE 4 – DISTRIBUTION AGREEMENTS

In January 2018, the Company entered into a distributor agreement with FoodCare Sp. Z.o.o. (FoodCare”), which was amended and restated on January 30, 2018. FoodCare is a company organized under the laws of Poland. FoodCare is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity Mike Tyson. Under the terms of the distribution agreement, the Company became the exclusive distributor of FoodCare products in the United States, Puerto Rico and the U.S. Virgin Islands. The term of the agreement is for ten years and gives the Company exclusive rights to distribute FoodCare products within the U.S. market, so long as the Company purchases the required quantity of product from FoodCare. The distribution agreement is terminable (1) upon mutual consent of the parties; (2) by either party in writing, without justification, if an issue is not amicable resolved within 30 days of such issue by providing 180 days’ notice and, in such case, the distributor shall lose it exclusivity rights; or (3) immediately in the event of notice of an uncured breach in the terms of the agreement.

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

June 30, 2018 and 2017

NOTE 5 – DUE TO RELATED PARTIES

In the period ended June 30, 2018, a significant shareholder of the Company advanced the Company $1,059. The advance was not evidenced by a note, is due on demand and is non-interest bearing. No amounts for interest have been imputed as of June 30, 2018 as the amount is immaterial.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

For the purchase of products harvested or manufactured outside the United States, and for the shipment of products to customers located outside of the United States, the Company is subject to customs laws regarding the import and export of shipments. The Company’s activities, including working with customs brokers and freight forwarders, are subject to regulation by U.S. Customs and Border Protection, part of the Homeland Security.

NOTE 7 – SUBSEQUENT EVENTS

In July 2018, the Company issued 20,000 shares of its common stock at $0.75 per share for total consideration of $15,000.

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

The Company has been in the development stage from inception until March 31, 2018, when it recently began formal operations in April 2018. Its operations prior to April 2018 were limited to issuing shares to its original stockholders and effecting a change in control of the Company described below.

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

As of June 30, 2018, the Company had generated limited revenues from operations since inception. At June 30, 2018, the Company had sustained net losses of $191,096 since inception.

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

Revenues and Losses

Three Months Ended June 30, 2018. During the three months ended June 30, 2018 and 2017, the Company generated revenues of $11,069, compared to no revenues in 2017. Prior to 2018, the Company has focused its efforts on identifying products for distribution, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the three months ended June 30, 2018 and 2017, the Company incurred net losses of $113,584 and $250, respectively. The increased loss for 2018 is primarily the result of the Company transitioning from a shell company to a distribution company, as well as the expense incurred for the resale registration statement (described below). Operating expenses of $119,580 during the three months ended June 30, 2018 consisted primarily of professional fees, consulting costs and selling, general and administrative costs of approximately $48,000, $15,000 and $57,000, respectively.

Six Months Ended June 30, 2018. During the six months ended June 30, 2018 and 2017, the Company generated revenues of $11,069, compared to no revenues in 2017. Prior to 2018, the Company has focused its efforts on identifying products for distribution, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the six months ended June 30, 2018 and 2017, the Company incurred net losses of $143,740 and $1,039, respectively. The increased loss for 2018 is primarily the result of the Company transitioning from a shell company to a distribution company, as well as the expense incurred for the resale registration statement (described below). Of the $149,736 in operating expenses, selling, general and administrative expenses totaled $47,480 while legal and accounting expenses totaled $77,256 and consulting costs totaled $25,000.

Liquidity and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until March 31, 2018, when it recently began formal operations in April 2018. The Company has generated limited revenues from its operations, and there is no assurance of future revenues.

During the six months ended June 30, 2018, the Company used net cash of $268,442 in its operating activities, primarily for the purchase of inventory and the net loss generated for that period. Net cash provided by financing activities totaled $283,174 from the sale and issuance of its common stock in a private placement. The Company had a cash balance of $15,327 as of June 30, 2018.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2018. Accordingly, since the beginning of 2018 and through the date of this report, the Company has engaged in sales of its equity securities in private placements, selling a total of 10,235,900 shares for total gross proceeds of $296,905.

Plan of Operations

For the next few months, the Company will be focusing on obtaining visibility for the products by contacting convenience store locations and small distributors to those types of locations. The Company is targeting metropolitan areas, such as Chicago, Los Angeles, Las Vegas and cities in New Jersey and New York.

Currently, these efforts are being funded through the proceeds of the Company’s private placements, as discussed above. As part of the Company’s efforts to gain visibility and to raise capital, it registered a number of shares of its common stock for resale by existing stockholders. Management of Veroni believes that having a trading market for the Company’s common stock will make other sources of financing available and assist it in engaging with larger distributors. The Company will not receive any proceeds from the sale of the shares sold by its existing stockholders.

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

Potential Revenue

The Company expects to continue to generate revenue from selling its products, most notably the “Iron Energy” drink. Further, depending on the market environment, the Company plans on acquiring the rights to sell and distribute other food and beverage products.

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

As of June 30, 2018, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of June 30, 2018, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of June 30, 2018.

As a result of our material weakness described below, management has concluded that, as of June 30, 2018, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at June 30, 2018:

●	There is a lack of segregation of duties within the accounting and financial reporting process.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2018, we sold 119,300 shares of our common stock at $0.75 per share to 4 individuals and to a major stockholder at $0.75 per share for total consideration of $89,475. These shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, the private offering safe harbor provisions of Rule 506(b) of Regulation D and the exemption from registration under Regulation S. The shares issued in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and the private offering safe harbor provisions of Rule 506 of Regulation D were based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders in the transaction, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities. Each purchaser in this non-public offering who is not an accredited investor, either alone or with his purchaser representative(s), had such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the Company reasonably believes immediately prior to making any sale that such purchaser came within this description. The shares issued in reliance on the exemption from registration under Regulation S were sold in offshore transactions to non-U.S. persons not involving any directed selling efforts in the United States.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-K Number	Document

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Supplier Agreement by and between Veroni Brands Corp. and Norman Distribution (4)
10.3	Distributor Agreement by and between Veroni Brands Corp. and Skokie Valley Beverage (4)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certifications of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Veroni Brands Corp. for the quarterly period ended June 30, 2018, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (5)

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the registration statement on Form S-1, filed May 8, 2018, file number 333-224274.
(5)	To be filed by amendment.

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

VERONI BRANDS CORP.

Dated: August 14, 2018	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

