Form 10-Q
period 2018-09-30
Veroni Brands Corp.
filed 2018-11-13
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,518,399 shares as of November 13, 2018.

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2018

Veroni Brands, Corp.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	*
ASSETS
Current Assets
Cash & equivalents	$5,187	$595
Accounts receivable	12,988	-
Inventory	164,939	-
Subscription receivable	-	210
Prepaid expenses and other current assets	5,068	48,833
Total Current Assets	188,182	49,638

Total Assets	$188,182	$49,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$20,830	$10,589
Due to related party	1,059	-
Accrued liabilities	-	750
Total Current Liabilities	21,889	11,339

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of September 30, 2018 and December 31, 2017	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 26,544,000 and 18,300,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,654	1,830
Additional paid-in capital	381,082	83,826
ACCUMULATED DEFICIT	(217,443)	(47,357)

Total Stockholders’ Deficit	166,293	38,299

Total Liabilities and Stockholders’ Deficit	$188,182	$49,638

* derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veroni Brands, Corp.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$9,951	$-	$21,020	$-

Cost of sales	3,614	-	8,686	-

Gross Profit	6,337	-	12,334	-

Operating expenses	32,683	250	182,420	1,289

Operating loss	(26,346)	(250)	(170,086)	(1,289)

Loss before income taxes	(26,346)	(250)	(170,086)	(1,289)

Income tax expense	-	-	-	-

Net Loss	$(26,346)	$(250)	$(170,086)	$(1,289)

Net loss per share:
Basic and diluted	$(0.00)	(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	27,710,384	16,711,957	27,390,308	18,891,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veroni Brands, Corp.

STATEMENTS OF CASH FLOW

(Unaudited)

	For the nine months ended
	September 30, 2018	September 30, 2017
	(Unaudited)
Cash flow from operating activities:
Net Loss	$(170,086)	$(1,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(12,988)
Inventory	(164,939)
Prepaid expenses	43,765	-
Accounts payable	10,241	-
Accrued liabilities	(750)	(250)
Expenses paid by stockholder and contributed as capital	-	1,539
Net cash used in operating activities	(294,757)	-

Cash flows from financing activities:
Proceeds from advance from related party	1,059
Subscription receivable	210	-
Payment for redeemd shares	(20,200)
Proceeds from issuance of common stock	318,280
Net cash provided by financing activities	299,349	-

Net change in cash	4,592	-

Cash at the beginning of the period	595	-

Cash at the end of the period	$5,187	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non cash investing and financing activities:
Common stock issued to officers for no consideration	$-	$1,000
Redemption of common shares in connection with change of control	$-	$1,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

September 30, 2018 and 2017

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. These financial statements are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements and accompanying contain all of the normal and recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. These financial statements should be read in in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s registration statement filed within Form S-1/A on May 8, 2018 for the years ended December 31, 2017 and 2016.

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

September 30, 2018 and 2017

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Given the startup nature of the Company, many distributors will require that the Company operate under consignment arrangements in the beginning of its contracts, generally for the first 90 days. Under consignment, the Company retains control of the inventory located at the distributor and only records revenues when the distributor sells through to the ultimate retail establishment. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2018.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense after manufacture are accounted for within cost of sales.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2018 and 2017, respectively.

INVENTORY

Finished Goods inventory consist of “Iron Energy” energy drinks and is stated at the lower of actual cost (first-in, first-out method) or market. Cost includes shipping and handling fees. Inventory at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Finished Goods - in warehouse	$150,228	-
Finished Goods – consignment	14,711	-
	$164,939	-

INCOME TAXES

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, there were no net deferred tax assets, as the Company setup a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

September 30, 2018 and 2017

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at September 30, 2018 and December 31, 2017 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

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

September 30, 2018 and 2017

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

NOTE 2 - GOING CONCERN

The Company has generated only nominal revenue since inception to date and has sustained operating losses of $170,086 and $44,045 during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, as of September 30, 2018 had a cash balance available of approximately $5,000. The Company has an accumulated deficit of $217,443 as of September 30, 2018. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

The Company has raised approximately $318,000 through private placements subsequent to December 31, 2017. In addition, the Company has signed a distributorship agreement with a Polish manufacturer and has exclusive rights to sell its products in the United States.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2018, 26,544,400 shares of common stock and no preferred stock were issued and outstanding.

From January 1 to September 30, 2018 the Company issued 10,264,400 in consideration of cash proceeds of $318,280 and redeemed 2,020,000 shares of its common stock at $0.01 and raised net proceeds of $298,080 and collected a subscription receivable of $210.

VERONI BRANDS CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

September 30, 2018 and 2017

NOTE 4 – DISTRIBUTION AGREEMENTS

In January 2018, the Company entered into a distributor agreement with FoodCare Sp. Z.o.o. (FoodCare”), which was amended and restated on January 30. 2018. FoodCare is a company organized under the laws of Poland. FoodCare is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity Mike Tyson. Under the terms of the distribution agreement, the Company became the exclusive distributor of FoodCare products in the United States, Puerto Rico and the U.S. Virgin Islands. The term of the agreement is for ten years and gives the Company exclusive rights to distribute FoodCare products within the U.S. market, so long as the Company purchases the required quantity of product from FoodCare. The distribution agreement is terminable (1) upon mutual consent of the parties; (2) by either party in writing, without justification, if an issue is not amicable resolved within 30 days of such issue by providing 180 days’ notice and, in such case, the distributor shall lose it exclusivity rights; or (3) immediately in the event of notice of an uncured breach in the terms of the agreement.

NOTE 5 – DUE TO RELATED PARTIES

In the period ended September 30, 2018, a significant shareholder of the Company advanced the Company $1,059. The advance was not evidenced by a note, is due on demand and is non-interest bearing. No amounts for interest have been imputed as of September 30, 2018 as the amount is immaterial.

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

NOTE 7 – SUBSEQUENT EVENTS

On October 5, 2018 the company agreed to repurchase 30,000 shares of its common stock from a shareholder for $300.

On October 2, 2018 a shareholder of the Company agreed to loan the Company $60,000, which matures April 1, 2019. The loan has a fixed interest of $1,000.

On October 3, 2018 a shareholder of the Company agreed to loan the Company $90,000, which matures April 1, 2019. The loan has a fixed interest of $1,000.

Management has evaluated subsequent events through November 13, 2018, the date which the financial statements were available to be issued.

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

As of September 30, 2018, the Company had generated limited revenues from operations since inception. At September 30, 2018, the Company had sustained net losses of $217,443 since inception.

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

Revenues and Losses

Three Months Ended September 30, 2018. During the three months ended September 30, 2018 and 2017, the Company generated revenues of $9,951, compared to no revenues in 2017. Prior to 2018, the Company has focused its efforts on identifying products for distribution, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the three months ended September 30, 2018 and 2017, the Company incurred net losses of $26,346 and $250, respectively. The increased loss for 2018 is primarily the result of the Company transitioning from a shell company to a distribution company. Operating expenses of $32,683 during the three months ended September 30, 2018 consisted primarily of professional fees, marketing, and general and administrative costs of approximately $14,500, $8,500 and $9,700, respectively.

Nine Months Ended September 30, 2018. During the nine months ended September 30, 2018 and 2017, the Company generated revenues of $21,020, compared to no revenues in 2017. Prior to 2018, the Company has focused its efforts on identifying products for distribution, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the nine months ended September 30, 2018 and 2017, the Company incurred net losses of $170,086 and $1,289, respectively. The increased loss for 2018 is primarily the result of the Company transitioning from a shell company to a distribution company, as well as the expense incurred for the resale registration statement (described below). Of the $182,420 in operating expenses, selling, general and administrative expenses totaled $66,901 while legal and accounting expenses totaled $90,519 and consulting costs totaled $25,000.

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

During the nine months ended September 30, 2018, the Company used net cash of $294,757 in its operating activities, primarily for the purchase of inventory and the net loss generated for that period. Net cash provided by financing activities totaled $299,349 from the sale and issuance of its common stock in private placements. The Company had a cash balance of $5,187 as of September 30, 2018.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2018. Accordingly, since the beginning of 2018 and through the date of this report, the Company has engaged in sales of its equity securities in private placements, selling a total of 8,218,399 shares for total gross proceeds of $300,779, net of repurchases of shares.

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

As of September 30, 2018, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of September 30, 2018, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of September 30, 2018.

As a result of our material weakness described below, management has concluded that, as of September 30, 2018, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at September 30, 2018:

●	There is a lack of segregation of duties within the accounting and financial reporting process.

●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at September 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2018, we sold 48,500 shares of our common stock at $0.75 per share to a major stockholder at $0.75 per share for total consideration of $36,375. These shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, the private offering safe harbor provisions of Rule 506(b) of Regulation D and the exemption from registration under Regulation S. The shares issued in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and the private offering safe harbor provisions of Rule 506 of Regulation D were based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders in the transaction, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities. Each purchaser in this non-public offering who is not an accredited investor, either alone or with his purchaser representative(s), had such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the Company reasonably believes immediately prior to making any sale that such purchaser came within this description. The shares issued in reliance on the exemption from registration under Regulation S were sold in offshore transactions to non-U.S. persons not involving any directed selling efforts in the United States.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-K Number	Document

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Supplier Agreement by and between Veroni Brands Corp. and Norman Distribution (4)
10.3	Distributor Agreement by and between Veroni Brands Corp. and Skokie Valley Beverage (4)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certifications of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Veroni Brands Corp. for the quarterly period ended September 30, 2018, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the registration statement on Form S-1, filed May 8, 2018, file number 333-224274.

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

VERONI BRANDS CORP.

Dated: November 13, 2018	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

