Form 10-K
period 2018-12-31
Veroni Brands Corp.
filed 2019-04-16
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55735

VERONI BRANDS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-4664596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2275 Half Day Rd. Suite 346, Bannockburn, IL	60015
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data Fail required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $-0- as of June 30, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 26,801,396 shares as of April 9, 2019.

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

DECEMBER 31, 2018

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

The Company is located at 2275 Half Day Road, Suite 346, Bannockburn, Illinois 60015. The Company’s main phone number is 888-794-2999. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Relationship with Tiber Creek Corporation

Igor Gabal on behalf of GP Michigan, LLC, the Company’s sole officer and director, previously entered into an agreement with Tiber Creek, whereby Tiber Creek would provide assistance to GP Michigan, LLC in effecting transactions for Mr. Gabal and GP Michigan, LLC to acquire a public reporting company, including: transferring control of a public reporting company to Mr. Gabal and/or GP Michigan; causing the preparation and filing of forms, including a registration statement, with the Securities and Exchange Commission; assist in listing its securities on a trading exchange; and assist in establishing and maintaining relationships with market makers and broker-dealers. GP Michigan agreed to pay Tiber Creek $80,000 for those services, which was recorded as a capital contribution on behalf of the Company, and of which $48,000 was recorded to prepaid expenses and $32,000 to professional fees on behalf of the Company as of December 31, 2017.

Under the agreement, Tiber Creek has received to date $55,000 from Igor Gabal of the $80,000 fee. As of December 31, 2018, $25,000 is still owed to Tiber Creek. In addition, the Company’s then-current stockholders, James Cassidy and James McKillop, were permitted to retain an aggregate total of 250,000 shares of the original 20,000,000 shares owned prior to the change in control.

Background

The Company is currently a development-stage company, and it has a limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Summary

The business of the Company in 2018 focused on the import, sales and distribution of premium beverage products, primarily produced in Europe. Within this strategy, Veroni secured a long-term exclusive import and distribution agreement with a major European supplier, FoodCare Sp. z o,o., a company organized under the laws of the Poland (“FoodCare”). Veroni is the sole and exclusive importer and distributor of Iron Energy in the U.S., an energy drink sponsored by celebrity boxer Mike Tyson, with access to numerous other beverage brands through this partnership. In summer 2018, the Company introduced the Iron Energy beverage to various retailers and distributors nationwide and since then has been working with many retailers and distributors to bring the product to market.

In January 2019, the Company expanded its product offerings and established a relationship with another manufacturer, ZWC Millano, to import chocolate products, as well as snacks, for distribution to major retailers throughout the United States. The Company recently became the vendor of record and successfully delivered these products to Family Dollar, Dollar General and will be delivering in summer 2019 to Costco and few other retailers.

In February 2019, the Company engaged Tyler Distribution and Continental Logistics, two operating companies of Port Jersey Logistics, to better serve its customers throughout the United States. Management believes that this partnership will give the Company a tremendous opportunity to support its growth, as it will be able to store and ship products and fulfill its purchase orders received from its customers.

Risks and Uncertainties Facing the Company

The Company has received limited revenues from a few customers to date; however, it is Veroni’s goal to begin increase sales of its licensed products by securing relationships with more distributors, food and beverage retailers and by expanding its portfolio of products through strategic partnerships with new suppliers.

As an early-stage company, the Company has a limited operating history and is expected to continuously experience losses in the near term. The Company needs to generate increased revenues and/or obtain additional financing in order to continue its business plans. As a company in the early part of its life, management of the Company must continue to build relationships with food and beverage retailers and effectively market its products in order to execute the business plan of the Company on a broad scale. Further, there is no guarantee that the Company will be able to identify sufficient numbers of customers to generate enough revenues to continue operations or proceed with developing its business in accordance with its business plan.

One of the biggest challenges facing the Company will be in securing adequate capital to fund its projects, including securing adequate capital to pay for the products from the manufacturers. Secondarily, following the procurement of product from the manufacturers, a major challenge will be implementing effective sales, marketing and distribution strategies to reach the intended end customers. The Company has considered and devised its initial sales, marketing and advertising strategy; however, the Company will need to skillfully implement this strategy in order to achieve success in its business.

Due to these and other factors, the Company’s need for additional capital, the Company’s independent auditors have issued a report raising substantial doubt of the Company’s ability to continue as a going concern.

The Business: Food and Beverage Distribution

Veroni is an importer, seller and distributor of premium food and beverage products, primarily from Europe. Within this strategy, Veroni has secured a long-term exclusive import and distribution agreement with a major European supplier, FoodCare Sp. z o,o., a company organized under the laws of the Poland (“FoodCare”). Veroni is the sole and exclusive importer and distributor to the United States market of Iron Energy, an energy drink sponsored by celebrity boxer Mike Tyson, with access to numerous other beverage brands through this long-term partnership. In addition, the Company has established a relationship with another manufacturer, ZWC Millano, to import snacks and chocolate products for distribution to major retailers throughout the United States.

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

The Company’s goal is to become a one-stop shop to the food and beverage distributors. Veroni will endeavor to have its distributors achieve and maintain Veroni’s Retail Vision: (1) Off-premise guidelines will include distribution, display and space management, holding power, brand positioning, price signage, retail merchandising and quality assurance; and (2) On-premise guidelines will include distribution, feature support and retail merchandising and promotional/sampling events.

We have confidence in our strategy to utilize the food and beverage distributors nationwide and route to the retail market and consumers.

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

Other Products

In addition to the Iron Energy drink, the Company is the exclusive U.S. importer and distributor for the following products:

●	N-Gine, an energy drink;
●	Fitella’s line of whole grain cereals;
●	Frugo fruit drinks; and
●	4Move isotonic and vitamin drinks.

The Market

Since the Red Bull brand arrived in the U.S. in 1997, management believes that the energy drink category has been characterized by fast growth and high margins. As the segment centered on a handful of major brands, most of them moving to retail through captive distribution systems, for a while there was a large flow of new entrants, some of them very well financed, but that has slowed as the difficulty of making much headway has become clear. Thus, many smaller brands either seek to carve out an identity as healthier than mainstream brands, with their artificial ingredients and curious and misunderstood fortifiers like taurine, or have sought to occupy carefully targeted marketing niches.

According to Packaged Facts report, Energy & Sports Drinks: U.S. Market Trends & Opportunities, sales of energy and sports drinks grew to $25 billion in sales in 2016 after rising at an annual rate of 7% over the preceding half decade. Packaged Facts forecasts that energy and sports drinks will remain among the fastest growing sectors of the beverage market.1

Research by the United Kingdom-based firm IndexBox indicates that the U.S. chocolate market is expected to exceed $20 billion by 2025. An article published in March 2018 states that: “Chocolate and confectionery consumption in the United States is expected to continue its upward trend, supported by population growth and rising purchasing power, along with increasing demand for premium chocolate and confectionery items.”2 The article stated that “IndexBox also noted approximately 15 percent of chocolate and confectionery items consumed in 2016 were imports, up 8 percent from 2008.” Accordingly, management believes that the Company may be well-positioned by distributing premium chocolate products imported from Poland.

Marketing Strategy

Through its agreement with Food Care, which has engaged celebrity and former boxer Mike Tyson to act as “brand ambassador” for the Iron Energy drink, the Company may in the future use Mike Tyson at:

●	Special events appearances
●	Trade shows participation
●	Distributors and retailers “meet and greets”
●	Veroni Brands Sponsorship events
●	Social media

Further, the Company plans to market the Company’s products via the following retail merchandising and promotional programs:

●	Ad features and promotional activities
●	Shelf placement and adjacencies
●	Feature and multiple display programming
●	Loyalty card
●	In-store sampling and promotions
●	Merchandising via shelf strips, counter cards, paper and permanent P.O.S. such as mirrors and signs
●	College rep program at major East Coast and Southern California universities

1https://www.prnewswire.com/news-releases/energy-drink--sports-drink-market-reaches-25-billion-300458400.html

2https://www.candyindustry.com/articles/88102-report-us-chocolate-market-to-surpass-20-billion-by-2025.

The Company also plans on advertising through traditional television, radio, print, and social media advertisements, airport, bus shelter, taxi cab top, airport terminal advertisements, and through event sponsorships.

Competition

The Energy drink beverage market is dominated by brands such as Monster (which has 43% of the market), Red Bull, and Rockstar,3 while the chocolate market is dominated by brands such as Ferroro Rocher, Guylian, and Ghiradelli.4

Strategic Partners, Retailers and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success. The Company proposes to partner with Crossmark® to market and promote Iron Energy and hopes to work with several strategic partners in important areas of its business and operations to grow its distribution. Currently, the Company has an exclusive distribution agreement, covering the United States market, with a European food and beverage supplier, FoodCare Sp. z o,o., a company organized under the laws of the Poland (“FoodCare”), through which it has the exclusive right to distribute the Iron Energy drink, as well as an assortment of other products. It also has an arrangement with ZWC Millano to import various snacks and chocolate products. The Company products are sold in various retailers and distributors throughout the U.S., including retailers like 7-Eleven, Dollar General, Family Dollar, Mapco Express and distributors such as Core-Mark, Lipari, McLane, Supervalu/UnFi, Performance Food Group and few others.

Operations

At December 31, 2018, Veroni had only one employee, its sole officer, Igor Gabal. In February 2019, Veroni hired two additional employees. Veroni’s corporate office is located in Bannockburn, Illinois and has an arrangement with Port Jersey Logistics, a third-party logistics company that provides warehousing, fulfillment and transportation services.

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

Effective October 1, 2018, the Company engaged the services of Crossmark, Inc. to promote the sale of its products to convenience retailers in the United States. Crossmark is a leading sales and marketing services company that provides growth solutions for consumer-branded suppliers and retailers. For more than 100 years, it has helped the world’s most powerful brands achieve their business objectives across major classes of trade. Expertise includes headquarter sales, retail merchandising, retailer solutions, shopper and consumer engagement, in-store events, experiential marketing, shopper marketing, in-store data collection and field intelligence, and analytics & insights. The initial term of the engagement is for a one-year period and will renew automatically unless earlier terminated.

In January 2019, the Company established a relationship with another manufacturer, ZWC Millano, to import various snacks and chocolate products for distribution to major retailers throughout the United States. The Company recently become the vendor of record for these products with Family Dollar, Dollar General, Costco and few other retailers.

3http://money.cnn.com/2018/01/19/news/companies/monster-energy-red-bull/index.html

4https://www.trendrr.net/23560/largest-best-chocolate-manufacturers-world-most-famous-companies-list/

In February 2019, the Company engaged Tyler Distribution and Continental Logistics, two operating companies of Port Jersey Logistics, to better serve its customers throughout the United States. Management believes that utilizing this third-party logistics company will give the Company a tremendous opportunity to support its growth, as it will be able to store and ship products and fulfill its purchase orders received from its customers.

Revenues and Losses

The Company has generated only limited revenues to date and has not realized any profits as of yet. In order to succeed, the Company needs to develop a viable strategy to market its products. The Company posted net losses of $258,830 and $44,045 for the years ended December 31, 2018 and 2017, respectively.

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

The Company entered into a sublease for office space of approximately 2,800 square feet located at 2275 Half Day Road, Suite 346, Bannockburn, Illinois 60015 with Kinsale Holdings, Inc. dba Validant, an unrelated party. The sublease commenced February 5, 2019 and expires March 31, 2022. Rent for the first year is $4,655 per month and escalates by 3% each year.

The Company also entered into storage and procurement distribution agreement with Tylor Distribution located at 200 Liberty Way, Cranbury, NJ 08512 to store the chocolate and beverage products, as well as fulfill the purchase orders from the Company’s customers.

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

Holders

The number of record holders of our common stock, as of April 9, 2019, was 54 according to our transfer agent.

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2018, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, we issued 24,000 shares of common stock, of which 4,000 shares were issued for $3,000 of consideration and 20,000 shares were issued in consideration for professional services provided, valued at $0.75 per share. All of the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant’s business and had access to the kind of information which registration would disclose.

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

The Company is in the development stage. Prior to 2018, its operations have been limited to issuing shares to its original stockholders and effecting a change in control of the Company described below. In 2018, the Company commenced its principal operations, but remains in the development stage.

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

In summer 2018, the Company introduced the Iron Energy beverage to various retailers and distributors nationwide and since then been working with many retailers and distributors to bring the product to market. As of the date of this report, the Company has commitments from major convenience stores, as well as national distributors to sell and distribute the Iron Energy product to its retailers.

As of December 31, 2018, the Company has generated only limited revenues and cash flows from operations, and has incurred an accumulated deficit of $306,187.

For the fiscal year ended December 31, 2018, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2018, the Company has minimal operations and the continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity and/or debt financing, or its ability to sell its products to generate consistent profitability.

In January 2019, the Company established a relationship with another manufacturer, ZWC Millano, to import snacks and chocolate products for distribution to major retailers throughout the United States. The Company recently become the vendor of record for these products with Family Dollar, Dollar General, Costco and few other retailers.

In February 2019, the Company established a relationship with Port Jersey Logistics to better serve its customers throughout the United States. Management believes that this partnership will give the Company a tremendous opportunity to support its growth, as it will be able to store and transport products and fulfill its purchase orders received from its customers.

Revenues and Losses

Prior to 2018, the Company had focused its efforts on identifying business opportunities, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits. During 2018, the Company began distribution of various products. Accordingly, the Company generated revenues of $61,333 for the year ended December 31, 2018, as compared to no revenues during the year ended December 31, 2017. The gross profit of $38,682 was not sufficient to cover the Company’s operating expenses of $296,512, resulting in a net loss of $258,830. During the year ended December 31, 2017, the Company posted a net loss of $44,045.

Liquidity and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company has been in the development stage since inception. The Company has generated only limited revenues from its operations, and there is no assurance of future revenues.

At December 31, 2018, the Company had cash and working capital of $2,999 and $106,152, respectively, as compared to $595 and $38,299 at December 31, 2017, respectively. During the year ended December 31, 2018, the Company used net cash of $446,946 in its operating activities, and net cash provided by financing activities totaled $449,350. In comparison, during fiscal 2017, the Company did not use any cash in its operating activities and $595 was provided by financing activities.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2019, particularly for the financing of inventory. While the Company has recently entered into a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through the date of this report, the Company has engaged in sales of its equity securities in private placements. Through December 31, 2018, a total of 10,268,400 shares have been sold for total gross proceeds of $321,283, and a total of 2,020,000 shares were redeemed for $20,200.

Plan of Operations

For the next few months, the Company will be focusing on obtaining visibility for the products by contacting convenience store locations and small distributors to those types of locations. The Company is targeting metropolitan areas, such as Chicago, Los Angeles, Las Vegas and cities in New Jersey, New York and Miami.

Currently, these efforts are being funded through the proceeds of the Company’s private placements, as discussed above, as well as short-term borrowing from the Company’s shareholders and third parties. As part of the Company’s efforts to gain visibility and to raise capital, it proposes to establish a trading market for its shares. Management of Veroni believes that having a trading market for the Company’s common stock will make other sources of financing available and assist it in engaging with larger distributors.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. In 2019, the Company entered into a factoring agreement covering its accounts receivable (see below). The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the near term, the Company plans to rely on its primary stockholder to continue his commitment to fund the Company’s continuing operating requirements. Management anticipates a total capital raise of up to $5,000,000 over the course of the following four consecutive quarters; provided, however, that the Company will require a minimum of $600,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles.

Potential Revenue

The Company expects to generate revenue from selling its products, most notably the “Iron Energy” drink, snacks and chocolate products. Further, depending on the market environment, the Company plans on acquiring the rights to sell and distribute other food and beverage products.

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

Financial Statements

December 31, 2018 and 2017

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Veroni Brands Corp.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Veroni Brands Corp. (the “Company”) as of December 31, 2018 and December 31, 2017, the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2018 and December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

EXPLANATORY PARAGRAPH – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 2, the Company has incurred losses since inception, has an accumulated deficit of $306,187 and a cash balance of approximately $3,000 as of December 31, 2018. The Company failed to meet its minimum purchase commitment under its contract with FoodCare Sp. z o.o., and thus could lose its exclusive right to distribute certain products under the contract in the U. S. Market. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

April 16, 2019

We have served as the Company’s auditor since 2018.

VERONI BRANDS CORP.

Balance Sheets

December 31, 2018 and 2017

	2018	2017
ASSETS

Current assets
Cash & equivalents	$2,999	$595
Accounts receivable, net allowance for doubtful accounts of $9,948 and $0 respectively	13,160	-
Inventory	208,369	-
Subscription receivable	-	210
Prepaid expenses and other current assets	106,317	48,833
Total current assets	330,845	49,638

Total assets	$330,845	$49,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$43,713	$10,589
Notes payable - related parties including accrued interest	157,059	-
Accrued liabilities	23,921	750
Total current liabilities	224,693	11,339

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; -0- shares issued	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 26,568,400 and 18,300,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2,656	1,830
Additional paid-in capital	409,683	83,826

Accumulated deficit	(306,187)	(47,357)
Total stockholders’ equity	106,152	38,299

Total liabilities and stockholders’ equity	$330,845	$49,638

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Statements of Operations

For the years ended December 31, 2018 and 2017

	2018	2017

Revenue, net	$61,333	$-
Cost of sales	22,651	-

Gross profit	38,682	-

Selling expenses	151,474	8,923
General and administrative expenses	145,038	35,122
Total operating expenses	296,512	44,045

Net loss from operations	(257,830)	(44,045)

Other expense
Interest expense - related party	1,000	-
Loss before income taxes	(258,830)	(44,045)

Income taxes	-	-
Net loss	(258,830)	(44,045)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	27,179,634	17,370,685

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2016	20,000,000	$2,000	$312	$(3,312)	$(1,000)

Redemption of shares, August 31, 2017	(19,750,000)	(1,975)	1,975		-

Issuance of shares upon change in ownership, September 1, 2017	10,000,000	1,000	-	-	1,000

Issuance of common stock in private offering	8,050,000	805	-	-	805

Expenses paid by stockholder contributed as capital	-	-	81,539	-	81,539

Net loss for the year	-	-	-	(44,045)	(44,045)

Balance, December 31 2017	18,300,000	1,830	83,826	(47,357)	38,299

Redeemed shares	(2,020,000)	(202)	(19,998)	-	(20,200)

Issuance of common stock for service	20,000	2	14,998		15,000

Issuance of common stock for cash	10,268,400	1,026	320,257	-	321,283

Warehouse services provided by shareholder contributed as capital	-	-	10,600	-	10,600

Net loss for the year	-	-	-	(258,830)	(258,830)

Balance, December 31, 2018	26,568,400	$2,656	$409,683	$(306,187)	$106,152

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Statements of Cash Flows

December 31, 2018 and 2017

	2018	2017

Cash flow from operating activities:
Net loss	$(258,830)	$(44,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	15,000	1,000
Warehouse services provided by shareholder	10,600	-
Expenses paid by stockholder and contributed as capital	-	33,289
Changes in:
Accounts receivable	(13,160)	-
Inventory	(208,369)	-
Prepaid expenses and other current assets	(49,484)	(833)
Accounts payable and accrued liabilities	57,297	10,589
Net cash used in operating activities	(446,946)	-

Cash flows from financing activities:
Collection of subscription receivable	210
Proceeds from advance from related party	156,059	-
Note principle repayments	(8,000)	-
Proceeds from issuance of common stock, net of redemption	301,081	595
Net cash provided by financing activities	449,350	595

Net change in cash	2,404	595

Cash at the beginning of the year	595	-

Cash at the end of the year	$2,999	$595

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities
2,100,000 shares of common stock subscribed to at par value	$-	$210
Financing of insurance premiums	$8,000	-
Prepaid expenses paid on behalf of Company by stockholder	$-	$48,250

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 1 - Nature of Operations and Financial Condition

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

The Company has been formed to acquire, operate, develop, grow and import premium European products into the U.S. market (see Note 9). Veroni Brands was created to search out unique, remarkable and desirable premium products across Europe and make them accessible to discerning consumers in the U.S. Veroni Brands strives to import the extraordinary and delight their consumers with experiences that had previously only been attainable in Europe. The Company became an exclusive importer and distributor of “Iron Energy” by Mike Tyson. The beverage became available to consumers in select Chicago area markets in May 2018 in three different flavors such as “Mojito,” “Zero Sugar” and “Original.” The Company will be introducing other flavors of “Iron Energy” in 2019. We take pride in the products we import and are proud to share them with our consumers.

Going Concern

The Company has generated only minimal revenue since inception to date and has sustained operating losses of $258,830 and $44,045 during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 the Company had a cash balance available of approximately $2,999 and an accumulated deficit of $306,187. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

The Company failed to its meet minimum purchase requirements under the FoodCare Sp. z.o.o. (“FoodCare”) contract and could lose its exclusive rights to distribute in the U.S. Market. The Company is currently re-negotiating the agreement.

The Company is evaluating various financing options (see Note 9) in order to fund its continued startup of its operations and expand the products being offered to its customers. The Company has raised approximately $152,000 through private placements subsequent to December 31, 2018. The Company has also established another relationship with a manufacturer to import and distribute other European products.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2017 financial statements to conform to the 2018 presentation. These reclassifications have no effect on net loss for 2017.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the years ending December 31, 2018 and 2017 is $46,564 and $0, respectively.

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

Revenue Recognition

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Given the startup nature of the Company, many distributors will require that the Company operate under consignment arrangements in the beginning of its contracts, generally for the first 90 days or until customer demand is established for the product.

Under consignment, the Company retains control of the inventory located at the distributor and only records revenues when the distributor sells through to the ultimate retail establishment. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2018.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense is included in selling expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2018 and 2017, respectively.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 2 – Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $9,900 is reserved as of December 31, 2018.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2018, we do not believe that we have significant credit risk.

For the year ended December 31, 2018, we had two customers with in excess of 10% of our revenue and they represented approximately 64% of total revenues.

Distribution Agreements -Supplier Concentration

In January 2018, the Company entered into a distributor agreement with FoodCare, which was amended and restated on January 30. 2018. FoodCare is a company organized under the laws of Poland. FoodCare is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity Mike Tyson.

Under the terms of the distribution agreement, the Company became the exclusive distributor of FoodCare products in the United States, Puerto Rico and the U.S. Virgin Islands. FoodCare is the sole supplier of Iron Energy to the Company. The term of the agreement is for ten years and gives the Company exclusive rights to distribute FoodCare products within the U.S. market, so long as the Company purchases the required quantity of product from FoodCare. The distribution agreement is terminable (1) upon mutual consent of the parties; (2) by either party in writing, without justification, if an issue is not amicable resolved within 30 days of such issue by providing 180 days’ notice and, in such case, the distributor shall lose it exclusivity rights; or (3) immediately in the event of notice of an uncured breach in the terms of the agreement.

The Company’s only business line in 2018 was is the distribution of “Iron Energy” drink, the cancelation of the distribution agreement will require the Company to secure replacement product(s) to continue operations.

The Company failed to meet its minimum purchases in 2018 and is re-negotiating the contract.

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, there were no net deferred tax assets, as the Company setup a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 2 – Summary of Significant Accounting Policies (Continued)

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2018 and 2017, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at December 31, 2018 and 2017 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

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

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 2 – Summary of Significant Accounting Policies (Continued)

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

New Accounting Pronouncements

In 2014, the FASB issued guidance on revenue recognition, with final amendments issued in 2016. The guidance provides for a five-step model to determine the revenue recognized for the transfer of goods or services to customers that reflects the expected entitled consideration in exchange for those goods or services. It also provides clarification for principal versus agent considerations and identifying performance obligations. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments related to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to customer contracts. The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach).

We will utilize a comprehensive approach to assess the impact of the guidance on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations.

In 2016, the FASB issued guidance on leases, with amendments issued in 2018. The guidance requires lessees to recognize most leases on the balance sheet but record expenses in the income statement in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods presented, and the cumulative effect adjustment approach, which requires prospective application at the adoption date.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) which simplifies the presentation of deferred income taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for annual periods beginning after December 15, 2017.

Early adoption is permitted, and the amendments may be applied prospectively or retrospectively for all periods presented. Early application is permitted.

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 2 – Summary of Significant Accounting Policies (Continued)

awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that

ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606.

Under the JOBS Act, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of this extended transition period. Since the Company will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, the financial statements may not be comparable to financial statements of companies that comply with public company effective dates. The Company has determined that no other recent accounting pronouncements apply to its operations or could otherwise have a material impact on its consolidated financial statements.

Note 3 – Inventory

Finished Goods inventory consist of “Iron Energy” energy drinks imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or market. Cost includes shipping, import fees and handling fees. Inventory at December 31, 2018 was as follows:

December 31, 2018

Finished goods – in warehouse	$192,318
Finished goods – consignment	16,051
$208,369

Note 4 – Prepaid Expenses

Prepaid inventory

Due to the development stage nature of the Company, our suppliers will generally require that we deposit funds in advance of shipment of inventory to us from Europe. Our current agreement with FoodCare includes provisions in which title for the inventory passes upon FoodCare loading the product onto truck transport for delivery to the seaports in Poland. Amounts transferred to our suppliers to secure delivery, but prior to transfer of title of those shipments, are recorded as prepaid inventory.

Prepaid expenses

	December 31, 2018	December 31, 2017

Prepaid services	$3,674	$48,833
Prepaid inventory	102,643	-
Total prepaid expenses	$106,317	$48,833

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 5 – Stockholders’ Equity

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

As of December 31, 2018 and 2017, 26,568,400 and 18,300,000 shares of common stock and no preferred stock, respectively, were issued and outstanding.

From January 1 to December 31, 2018 the Company issued 10,268,400 in consideration of cash proceeds of $321,283 and redeemed 2,020,000 shares of its common stock and refunded $20,200 for net proceeds of $301,083 and collected a subscription receivable of $210.

The Company issued 20,000 shares of its common stock in payment of professional fees. The shares were valued at the most recent stock sale of $0.75 per share, for total compensation of $15,000 for professional services. The Company was provided warehouse space by a major shareholder. The Company was not charged for the warehouse space provided and recorded the expense of $10,600 by increase in its additional paid in capital.

On March 29, 2019, the director of the Company approved the issuance of 29,997 shares of the Company’s common stock for sales and marketing services provided for the 9 months ended March 31, 2019. The shares were valued at $0.75 per share for a total value of $22,500. The Company accrued $15,000 for those services as of December 31, 2018, which was the approximate value of the shares earned as of that date.

Note 6 –Related Party Transactions

On May 23, 2017, GP Michigan, LLC entered into a contract with Tiber Creek Corporation for a myriad of services, one of which entails the change in control of the Company. The agreement also provides that Tiber Creek will effect a registration statement under the Securities Act of 1933 for the Company, will advise the Company on its structure and operations in order to effectively enter the public market, will introduce it to the brokerage and financial a community, and will assist it in locating a broker to file a Form 1Sc-211 application with FINRA for the public trading of its securities. GP Michigan agreed to pay Tiber Creek Corporation $80,000 for those services.

In the period ended December 31, 2018, two significant shareholders of the Company advanced the Company $155,000. The advance was evidenced by two individual notes which are due on August 1 , 2019 and have a fixed interest fee for the note term. Interest of $1,000 has been accrued as of December 31, 2018. The notes mature August 2, 2019.

Note 7 – Income Taxes

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

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 7 – Income Taxes (Continued)

Significant components of the Company’s deferred tax assets were as follows for the year ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforward	$64,000	$2,400
Total deferred tax assets	$64,000	$2,400

Deferred tax liabilities	-	-

Total deferred tax liabilities	-	-

Net deferred tax assets (liabilities)
Less valuation allowance	(64,000)	(2,400)
Net deferred tax assets (liabilities)	$-	$-

At December 31, 2018 and, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $208,000 and $10,000 respectively. The federal and state net operating loss carryforwards will expire beginning in 2037. The income tax expense (benefit) consisted of the following for the years ended December 31, 2018 and 2017:

	2018	2017

Total current	$-	$-
Total deferred	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a reconciliation of the expected statutory federal income tax provision (15 percent) to the actual income tax benefit for the years ended December 31, 2018 and 2017:

	2018	2017

Federal statutory rate (benefit)	$(51,200)	$(6,600)
State tax (benefit), net of federal benefits	(17,800)	(4,300)
Permanent differences	7,400	8,500
Change in valuation allowance	61,600	2,400
	$-	$-

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 8 – Commitments and Contingencies

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

Note 9 – Subsequent Events

During January and March 2019, the Company issued, through a private placement, 203,000 shares of its common stock at $0.75 per share to two companies.

On February 4, 2019, the Company entered into a sublease for office space located in Bannockburn, IL. The sublease terminates on March 31, 2022. The annual rent per the sublease is as follows:

First lease year	$55,860
Second lease year	57,536
Third lease year	59,262
Final lease year	61,039

The Company also paid a security deposit of $9, 310.

On February 6, 2019 the Company issued a promissory note in the amount of $150,000, bearing interest at 4 percent monthly or the equivalent of 48 percent per annum rate. Principle and interest is payable in shares of the Company’s common stock valued at $0.75 per share. The note matures on April 30, 2019.

The Company expanded into food products market with a new agreement to distribute with ZWC Millano.

On February 22, 2019, the Company entered into a promissory note in the amount of $215,000. The note matures on December 31, 2019 and can be converted in shares of the Company’s common stock at $0.75 per share during the term of the note. As of April 9, 2019, $100,000 of the note remains to be funded by the lender. The Company agreed to issue to the lender 150,000 shares of the Company’s common stock on or before December 31, 2019 as a one-time consideration for making the loan in lieu of a cash payment of interest.

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. The Company initially factored approximately $459,000 of receivables and received an advance of 85% in the amount of $390, 521. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company and a major shareholder have guaranteed the debt.

On March 11, 2019 the Company issued a promissory note in the amount of $65,000, the note accrues interest at 5 percent every 45 days on the unpaid principle balance or the equivalent of 40.6% per annum rate. The loan matures on June 11, 2019. The lender has the option to convert interest due into common shares of the Company’s common stock at $0.75 per share.

On March 29, 2019, the director of the Company approved the issuance of 29,997 shares of the Company’s common stock for sales and marketing services provided for the 9 months ended March 31, 2019. The shares were valued at $0.75 per share for a total value of $22,500. The Company accrued $15,000 for those services as of December 31, 2018, which was the approximate value of the shares earned as of that date.

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

As of December 31, 2018, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of December 31, 2018, our President and Chief Financial Officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of December 31, 2018.

As a result of our material weakness described below, management has concluded that, as of December 31, 2018, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at December 31, 2018:

●	With the Company operating with only one employee (its sole officer), there is a lack of segregation of duties within the accounting and financial reporting process.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at December 31, 2018.

Due to our limited resources, we expect these weaknesses in internal control to continue while we implement our business plan.

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

Igor Gabal, age 44, serves as President, Secretary, Chief Financial Officer and director of the Company. Mr. Gabal has over 15 years of middle-market private equity investment experience primarily in real estate, industrial manufacturing, consumer packaged goods distribution or services operating industries. He has initiated and overseen add-on acquisitions, debt capital market issues for various Companies and has experience and relationships with middle-market private equity firms, investment banks and debt financing sources. Prior to founding Veroni Brands, Corp. Mr. Gabal served as a board member and managing member for Guterman Partners Companies since 2009. Mr. Gabal was acting as EVP for Baron Chocolatier, Inc. the company that is specialize on Import and distribution of Chocolate related products throughout the United States since 2016. Mr. Gabal received his Bachelor of Science in Business Management degree from DeVry Institute in 2000 and also attended Kellogg School of Management 2000-2002.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2018, Tomasz Kotas, a 10% beneficial owner did not comply with Section 16(a) of the Exchange Act due to 11 transactions that were not reported on a timely basis.

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

To date, the Company has not paid compensation to any executive officer or director. The Company may choose to pay a salary or fees to its executive management in the future. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2018.

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

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2018.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in its sole determination. Our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board of Directors reserves the right to grant stock options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

The following table sets forth certain information regarding beneficial ownership of our common stock on April 9, 2019 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock and our current director and executive officer.

Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percent of Class for Vote (2)
Tomasz Kotas (3)	12,788,399	47.7%
Igor Gabal (4)	12,100,000	45.1%

(1)	To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, it is anticipated that each person named in the table will have sole voting and investment power with respect to the shares set forth opposite such person’s name.
(2)	Based on 26,801,396 shares of common stock outstanding as of April 9, 2019.
(3)	The address of Mr. Kotas is 1950 Telegraph Road, Lake Forest, IL 60045. Includes 44,000 shares held of record by his wife.
(4)	Mr. Gabal is the sole officer and director of the Company. Includes 7,200,000 shares held of record by GP Michigan, LLC, a company controlled by Mr. Gabal. Mr. Gabal’s address is 6715 N. Sauganash Avenue, Lincolnwood, IL 60712.

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

Under the agreement, Tiber Creek has received to date $55,000 from Igor Gabal of the $80,000 fee. As of December 31, 2018, $25,000 is still owed to Tiber Creek. In addition, the Company’s then-current stockholders, James Cassidy and James McKillop, were permitted to retain an aggregate total of 250,000 shares of the original 20,000,000 shares owned prior to the change in control.

On October 2, 2018, the Company borrowed $60,000 from Igor GabaI, the sole officer and director of the Company, and on October 3, 2018, the Company borrowed $95,000 from Tomasz Kotas, the Company’s largest shareholder. Both of the promissory notes evidencing the debts have a maturity date of August 1, 2019 and have a flat interest amount of $1,000.

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. Igor GabaI, the sole officer and director of the Company, and Tomasz Kotas, the largest shareholder of the Company, have provided their personal guarantees.

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

Item 14.	Principal Accounting Fees and Services.

Fees paid to our principal accountants, LJ Soldinger Associates, LLC for the fiscal years ended December 31, 2018 and 2017, were as follows:

	Year Ended December 31,
	2018	2017
Audit fees (1)	$30,500	$6,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$30,500	$6,000

(1)	The amount billed or to be billed to us for professional services related to the audit of our annual financial statements for the years ended December 31, 2018 and 2017 included reviews of our quarterly reports on Form 10-Q.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board of Directors pre-approves all services to be provided to our Company by the independent auditors. This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services. Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence. All services provided by and fees paid to our independent auditors for 2018 and 2017 were pre-approved by the Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Promissory note dated October 2, 2018 to Igor Gabal
10.3	Promissory note dated October 3, 2018 to Tomasz Kotas
10.4	Agreement with Advance Business Capital LLC dba Interstate Capital dated February 21, 2019
16.1	Letter from KCCW Accountancy Corp. (4)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certification of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Annual Report on Form 10-K of Veroni Brands Corp. for the fiscal year ended December 31, 2018, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated February 23, 2018, filed February 26, 2018.

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

VERONI BRANDS CORP.

Dated: April 16, 2019	By:	/s/ Igor Gabal
Igor Gabal, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Igor Gabal	Principal Executive, Financial and Accounting Officer and Director	April 16, 2019
Igor Gabal

