Form 10-Q
period 2019-03-31
Veroni Brands Corp.
filed 2019-05-20
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,801,396 shares as of May 20, 2019.

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2019

Veroni Brands Corp.

CONDENSED BALANCE SHEETS

March 31, 2019 and December 31, 2018

	2019	2018
	(Unaudited)	*
ASSETS
Current Assets
Cash & equivalents	$11,831	$2,999
Accounts receivable, net allowance for doubtful accounts of $9,948 and $9,948 respectively	506,553	13,160
Contract receivables with recourse	459,811	-
Inventory	756,682	208,369
Prepaid expenses and other current assets	17,673	106,317
Total Current Assets	1,752,550	330,845

Total Assets	$1,752,550	$330,845

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$497,811	$43,713
Accrued liabilities	94,768	23,921
Notes and accounts payable - related parties including interest	161,191	157,059
Notes payable - other	330,000	-
Contract receivables liability with recourse	390,839	-
Total Current Liabilities	1,474,609	224,693

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of March 31, 2019 and December 31, 2018	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 26,801,397 and 26,568,400 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,680	2,656
Additional paid-in capital	584,407	409,683
ACCUMULATED DEFICIT	(309,146)	(306,187)

Total Stockholders’ Equity	277,941	106,152

Total Liabilities and Stockholders’ Equity	$1,752,550	$330,845

* derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veroni Brands Corp.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2019 and 2018

(Unaudited)

	2019	2018

Revenue	$1,039,356	$-

Cost of sales	888,442	-

Gross Profit	150,914	-

Selling and warehouse expenses	86,377	-
General and administrative expenses	47,829	30,157
Total operating expenses	134,206	30,157

Net income (loss) from operations	16,708	(30,157)

Interest expense	19,667	-
Interest expense - related party	-	-
Total other expense	19,667	-

Loss before income taxes	(2,959)	(30,157)

Income taxes	-	-
Net Loss	$(2,959)	$(30,157)

Net loss per share:
Basic and diluted	**	**

Weighted average shares outstanding:
Basic and diluted	26,656,181	25,981,844

** less than $.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veroni Brands Corp.

STATEMENT OF CHANGES IN EQUITY

For the three months ended March 31, 2019

Unaudited

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	26,568,400	$2,656	$409,683	$(306,187)	$106,152

Issuance of common stock for cash	203,000	21	152,229	-	152,250

Issuance of common stock for services	29,997	3	22,495	-	22,498

Net loss for the quarter	-	-	-	(2,959)	(2,959)

Balance, March 31, 2019	26,801,397	2,680	584,407	(309,146)	277,941

STATEMENT OF CHANGES IN EQUITY

For the three months ended March 31, 2018

Unaudited

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	18,300,000	$1,830	$83,826	$(47,357)	$38,299

Issuance of common stock for cash	10,096,600	1,010	191,420		192,430

Net loss for the quarter	-	-	-	(30,157)	(30,157)

Balance, March 31, 2018	28,396,600	$1,830	$275,246	$(77,514)	$200,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veroni Brands Corp.

STATEMENTS OF CASH FLOW

For the three months ended March 31, 2019 and 2018

(Unaudited)

	2019	2018

Cash flow from operating activities:
Net Loss	$(2,959)	$(30,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	22,498	-
Accounts receivable	(493,393)	-
Contract receivables with recourse	(459,811)	-
Inventory	(548,313)	(168,319)
Prepaid expenses	88,644	(5,021)
Accounts payable	454,098	5,403
Accrued liabilities	70,847	7,901
Notes and accounts payable - related party including accrued Interest	4,132	-
Net cash used in operating activities	(864,257)	(190,193)

Cash flows from financing activities:

Proceeds from issuance of common stock	152,250	192,640
Proceeds from issuance of notes payable	330,000	-
Proceeds from contract receivables with recourse	390,839	-
Net cash provided by financing activities	873,089	192,640

Net change in cash	8,832	2,447

Cash at the beginning of the period	2,999	595

Cash at the end of the period	$11,831	$3,042

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

The Company has been formed to acquire, operate, develop, grow and import premium European products into the U.S. market. Veroni Brands was created to search out unique, remarkable and desirable premium products across Europe and make them accessible to discerning consumers in the U.S. Veroni Brands strives to import the extraordinary and delight their consumers with experiences that had previously only been attainable in Europe. The Company became an exclusive importer and distributor of “Iron Energy” by Mike Tyson. The beverage became available to consumers in select Chicago area markets in May 2018 in three different flavors such as “Mojito,” “Zero Sugar” and “Original.” The Company will be introducing other flavors of “Iron Energy” in 2019. We take pride in the products we import and are proud to share them with our consumers. The Company expanded into imports and distribution of chocolate and related products sold to U.S. national retailers.

Basis of presentation: unaudited interim financial information

The accompanying interim condensed financial statements are unaudited. In opinion of management, the accompanying unaudited condensed financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented. The interim results are not necessarily indicative of the results to be expected for the full year or any future period.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 16, 2019 for the years ended December 31, 2018 and 2017.

Going Concern

The Company has generated only minimal revenue since inception to date and has a net loss of $2,959 for the three months ending March 31, 2019. As of March 31, 2019, the Company had a cash balance available of approximately $11,831 and an accumulated deficit of $309,146. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Note 1 - Nature of Operations and Financial Condition (continued)

The Company failed to its meet minimum purchase requirements under its FoodCare Sp. z.o.o. (“FoodCare”) contract and could lose its exclusive rights to distribute in the U.S. Market. The Company is currently re-negotiating the agreement.

The Company is evaluating various financing options in order to fund its continued startup of operations and expand the products being offered to its customers. The Company has established a relationship with a manufacturer to import and distribute chocolate and other related products.

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2018 financial statements to conform to the 2019 presentation. These reclassifications have no effect on net loss for 2018.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the three months ending March 31, 2019 and 2018 is $22,549 and $0, respectively.

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

Revenue Recognition

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Given the startup nature of the Company, some distributors will require that the Company operate under consignment arrangements in the beginning of its contracts or agreements, generally for the first 90 days or until customer demand is established for the product.

Under consignment, the Company retains control of the inventory located at the distributor and only records revenues when the distributor sells through to the ultimate retail establishment. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of March 31, 2019.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense is included in selling expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

Note 2 – Summary of Significant Accounting Policies (Continued)

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2019 and 2018, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $9,900 is reserved as of March 31, 2019 and December 31, 2018, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2019, we had two customers who comprised approximately 95% of our combined accounts and contract receivables and their combined amounts equaled approximately $926,300.

During the three months ended March 31, 2019, we had two customers who accounted for approximately 91% of revenue.

Distribution Agreements -Supplier Concentration

In January 2018, the Company entered into a distributor agreement with FoodCare, which was amended and restated on January 30, 2018. FoodCare is a company organized under the laws of Poland. FoodCare is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity Mike Tyson.

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

The Company’s only business line in 2018 was the distribution of the “Iron Energy” drink, the cancelation of the distribution agreement will require the Company to secure replacement product(s) to continue operations.

The Company failed to meet its minimum purchases in 2018 and is re-negotiating the contract.

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, there were no net deferred tax assets, as the Company setup a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2019 and 2018, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at March 31, 2019 and 2018 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

Note 2 – Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity–Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. In June 2018, the Financial Accounting Standards Board adopted Accounting Standards Update 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. In that update, ASC 505 has been rescinded in its entirety and share based compensation issued to nonemployees will now fall under ASC 718 and its associated fair value measurements. Due to its Emerging Growth Company (see below) status, the Company expects it will adopt the update on January 1, 2020.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Early adoption is permitted, and the amendments may be applied prospectively or retrospectively for all periods presented.

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606.

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

Note 3 – Inventory

Finished Goods inventory consists of “Iron Energy” drinks, chocolates, and related products imported from Europe and is stated at the lower of actual cost (first-in, first-out method) or market. Cost includes shipping, import fees and handling fees. Inventory is as follows:

	March 31, 2019	December 31, 2018

Finished goods – in warehouse	$737,455	$192,318
Finished goods - consignment	15,314	16,051
	$752,769	$208,369

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

	March 31, 2019	December 31, 2018

Prepaid services	$8,363	$3,674
Prepaid inventory	3,913	102,643
	$12,276	$106,317

Note 5 – Notes Payable Other

On February 6, 2019, the Company issued a promissory note in the amount of $150,000, bearing interest at 4 percent monthly or the equivalent of 48 percent per annum rate and maturing on April 30, 2019. Interest is payable in shares of the Company’s common stock valued at $0.75 per share. The note’s maturity was extended to May 30, 2019. In May 2019, the Company repaid $105,000 of the principal.

On February 22, 2019, the Company entered into a promissory note in the amount of $215,000. The note matures on December 31, 2019 and can be converted in shares of the Company’s common stock at $0.75 per share during the term of the note. As of March 31, 2019, $100,000 of the note remains to be funded by the lender. The Company agreed to issue to the lender 150,000 shares of the Company’s common stock on or before December 31, 2019 as a one-time consideration for making the loan in lieu of a cash payment of interest. During May 2019, the lender funded the balance of the note.

On March 11, 2019, the Company issued a promissory note in the amount of $65,000, the note accrues interest at 5 percent every 45 days on the unpaid principal balance or the equivalent of 40.6% per annum rate. The loan matures on June 11, 2019. The lender has the option to convert interest due into common shares of the Company’s common stock at $0.75 per share.

Note 6 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. The Company initially factored approximately $459,000 of receivables and received an advance of 85% in the amount of $390,839. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the Company’s president and a major shareholder have personally guaranteed the debt.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On December 7, 2016, the Company issued 20,000,000 founders’ common stock to two directors and officers at par for legal services provided to the Company. On August 31, 2017, an aggregate of 19,750,000 was contributed back to the Company pro rata from the then two shareholders.

On September 1, 2017, the Company issued 2,800,000 shares of its common stock to Igor Gabal and 7,200,000 shares to GP Michigan, LLC at par value of $0.0001 in connection with the change in control.

Note 7 – Stockholders’ Equity (Continued)

On December 1, 2017, the Company issued 8,050,000 shares of its common stock at par value of $0.0001.

As of December 31, 2018 and 2017, 26,568,400 and 18,300,000 shares of common stock and no preferred stock, respectively, were issued and outstanding.

From January 1 to March 31, 2019, the Company issued 232,997 shares of its common stock at $0.75 per share. 203,000 shares of common stock were issued in a private placement for $152,250 and 29,997 shares were issued for services to a consultant.

Note 8 –Related Party Transactions

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

As March 31, 2019, two significant shareholders of the Company advanced the Company $160,191. The advance was evidenced by two individual notes which are due on August 1, 2019 and have a fixed interest fee for the note term. Interest of $1,000 has been accrued as of March 31, 2019. The notes mature August 2, 2019.

Note 9– Office Lease

On February 4, 2019, the Company entered into a sublease for office space located in Bannockburn, IL. The sublease terminates on March 31, 2022. Rent for the three months ending March 31, 2019 and 2018 was $8,645 and $0, respectively. The annual rent per the sublease is as follows:

First lease year	$55,860
Second lease year	57,536
Third lease year	59,262
Final lease year	61,039

The Company paid a security deposit of $9,310.

Note 10– Commitments and Contingencies

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

The Company failed to meet its minimum purchase requirements in 2018 and is currently re-negotiating the contract.

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

As of March 31, 2019, the Company had generated limited revenues from operations since inception. At March 31, 2019, the Company had sustained net losses of $309,146 since inception.

Revenues and Losses

Three Months Ended March 31, 2019. During the three months ended March 31, 2019 and 2018, the Company generated revenues of $1,039,356 and a gross profit of $150,914, compared to no revenues in 2018. Prior to 2018, the Company had focused its efforts on identifying business opportunities, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits. During 2018, the Company began distribution of various products.

During the three months ended March 31, 2019, the Company incurred a net loss of $2,959, as compared to a net loss of $30,157 for 2018. Operating expenses of $134,206 during the three months ended March 31, 2019 consisted of selling and warehouse expenses of $86,377 and general and administrative costs of $47,829.

Liquidity and Capital Resources

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company has been in the development stage since inception. The Company has generated only limited revenues from its operations, and there is no assurance of future revenues.

During the three months ended March 31, 2019, the Company used net cash of $864,257 in its operating activities, primarily for the increase in inventory in the amount of $548,313 and the generation of accounts receivable and contract receivables with recourse totaling $953,204, offset by an increase in accounts payable and accrued expenses of $524,945 for that period. Net cash provided by financing activities totaled $873,089 from the proceeds of contract receivables with recourse of $390,839 and notes payable of $330,000, as well as the sale and issuance of its common stock in private placements of $152,250. The Company had a cash balance of $11,831 and working capital of $277,941 as of March 31, 2019, as compared to cash and working capital of $2,999 and $106,152, as of December 31, 2018.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2019, particularly for the financing of inventory. While the Company has recently entered into a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through the date of this report, the Company has engaged in sales of its equity securities in private placements. Through March 31, 2019, a total of 10,471,400 shares have been sold for total gross proceeds of $473,533, and a total of 2,020,000 shares were redeemed for $20,200.

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

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles and provided personal guarantees from stockholders.

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

As of March 31, 2019, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of March 31, 2019, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of March 31, 2019.

As a result of our material weakness described below, management has concluded that, as of March 31, 2019, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at March 31, 2019:

●	There is a lack of segregation of duties within the accounting and financial reporting process.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at March 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1 to March 31, 2019 the Company issued 232,997 shares of its common stock at $0.75 per share. 203,000 shares of common stock were issued in a private placement for $152,250 and 29,997 shares were issued for services to a consultant. These shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders in the transaction, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-K Number	Document

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Promissory Note dated October 2, 2018 to Igor Gabal (4)
10.3	Promissory Note dated October 3, 2018 to Tomasz Kotas (4)
10.4	Agreement with Advance Business Capital LLC dba Interstate Capital dated February 21, 2019 (4)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certifications of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Veroni Brands Corp. for the quarterly period ended March 31, 2019, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed April 16, 2019, file number 000-55735.

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

VERONI BRANDS CORP.

Dated: May 20, 2019	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

