Form 10-Q
period 2019-06-30
Veroni Brands Corp.
filed 2019-08-14
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,801,397 shares as of August __, 2019.

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2019

Veroni Brands Corp.

CONDENSED BALANCE SHEETS

June 30, 2019 and December 31, 2018

	2019	2018
	(Unaudited)	*
ASSETS
Current Assets
Cash & equivalents	$99,112	$2,999
Accounts Receivable, net allowance for doubtful accounts of $0 and $9,948 respectively	23,380	13,160
Contract Receivables with recourse	1,897,042	-
Inventory	671,748	208,369
Prepaid expenses and other current assets	5,815	106,317
Total Current Assets	2,697,097	330,845

Depoists	9,310	-

Total Assets	$2,706,407	$330,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$332,615	$43,713
Notes payable - related parties including interest	100,370	157,059
Notes payable - other	140,273	-
Contract receivables liability with recourse	1,579,149	-
Accrued liabilities	162,048	23,921
Total Current Liabilities	2,314,455	224,693

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of June 30, 2019 and December 31, 2018.	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 26,951,398 and 26,568,400 shares issued, issuable and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,695	2,656
Additional paid-in capital	696,892	409,683
ACCUMULATED DEFICIT	(307,635)	(306,187)

Total Stockholders’ Equity	391,952	106,152

Total Liabilities and Stockholders’ Equity	$2,706,407	$330,845

* derived from audited information

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended				For the six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018

Revenue		$2,291,784		$11,069		$3,331,140	$11,069

Cost of sales		1,807,571		5,073		2,696,013	5,073

Gross Profit		484,213		5,996		635,127	5,996

Selling and warehouse expenses		244,424		41,493		330,801	58,644
General and administrative expenses		122,317		78,086		170,146	91,092
Total operating expenses		366,741		119,579		500,947	149,736

Net income (loss) from operations		117,472		(113,583)		134,180	(143,740)

Interest expense		115,961		-		135,628	-
Total other expense		115,961		-		135,628	-

Income (loss) before income taxes		1,511		(113,583)		(1,448)	(143,740)

Income taxes		-		-		-	-
Net income (loss)		$1,511		$(113,583)		$(1,448)	$(143,740)

Net loss per share:
Basic and diluted	$	**	$	**	$	**	$(0.01)

Weighted average shares outstanding:
Basic and diluted		26,803,046		28,459,096		26,730,018	27,227,615

** Less than $.01

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	26,568,400	$2,656	$409,683	$(306,187)	$106,152

Issuance of common stock for cash	203,000	21	152,229	-	152,250

Issuance of common stock for services	29,997	3	22,495	-	22,498

Net loss for the quarter	-	-	-	(2,959)	(2,959)

Balance, March 31, 2019	26,801,397	$2,680	$584,407	$(309,146)	$277,941

Issuance of common stock, in lieu of interest	150,000	15	112,485	-	112,500

Net income for the quarter	-	-	-	1,511	1,511

Balance, June 30, 2019	26,951,398	$2,695	$696,892	$(307,635)	$391,952

Veroni Brands Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	18,300,000	$1,830	$83,826	$(47,357)	$38,299

Issuance of common stock for cash	10,096,600	1,010	191,420	-	192,430

Net loss for the quarter	-	-	-	(30,157)	(30,157)

Balance, March 31, 2018	28,396,600	2,840	275,246	(77,514)	200,572

Issuance of common stock for cash	119,300	12	89,463	-	89,475

Net income for the quarter	-	-	-	(113,583)	(113,583)

Balance, June 30, 2018	28,515,900	$2,852	$364,709	$(191,097)	$176,464

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENTS OF CASH FLOW

For the six months ended June 30, 2019 and 2018

(Unaudited)

	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(1,448)	$(143,740)
Adjustment to reconcile net loss to net cash provided by operations
Stock issued for services	22,498	-
Depreciation, amortization & impairment	37,773	-
Changes in operating assets and liabilities
Trade accounts receivable	(10,219)	(3,238)
Contract receivables with recourse	(1,897,042)	-
Inventory	(463,379)	(172,703)
Prepaid expenses	100,502	47,174
Deposits	(9,310)	-
Accounts payable	288,901	4,815
Accrued liabilities	138,127	(750)
Accounts payable and accrued interest related party	3,311	1,059
Net cash used in operating activities	(1,790,286)	(267,383)

Cash flows from financing activities:

Proceeds from issuance of common stock	152,250	282,115
Proceeds from issuance of notes payable	430,000	-
Proceeds from contract receivables with recourse	1,579,149
Repayment of notes payable	(215,000)
Repayment of shareholder note	(60,000)	-
Net cash provided by financing activities	1,886,399	282,115

Net change in cash	96,113	14,732
Cash at the beginning of the period	2,999	595
Cash at the end of the period	$99,112	$15,327

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$20,583	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2019 and 2018

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

The Company has been formed to acquire, operate, develop, grow and import premium European products into the U.S. market. Veroni Brands was created to search out unique, remarkable and desirable premium products across Europe and make them accessible to discerning consumers in the U.S. Veroni Brands strives to import the extraordinary and delight their consumers with experiences that had previously only been attainable in Europe. The Company became an exclusive importer and distributor of “Iron Energy” by Mike Tyson. The beverage became available to consumers in select Chicago area markets in May 2018 in three different flavors such as “Mojito,” “Zero Sugar” and “Original.” The Company will be introducing other flavors of “Iron Energy” in 2019. The Company takes pride in the products it imports and is proud to share them with its consumers. The Company expanded into imports and distribution of chocolate and related products sold to U.S. national retailers.

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

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 16, 2019 for the year ended December 31, 2018.

Going Concern

The Company has commenced the generation of revenue this year of approximately $3.3 million and incurred a net loss of $1,448 for the six months ending June 30, 2019 but has an accumulated deficit of $307,635 since its inception. As of June 30, 2019, the Company had a cash balance available of approximately $99,112 but the Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2019 and 2018

Note 1 - Nature of Operations and Financial Condition (continued)

The Company failed to its meet minimum purchase requirements under the FoodCare Sp. z.o.o. (“FoodCare”) contract and could lose its exclusive rights to distribute in the U.S. Market. The Company is currently re-negotiating the agreement.

The Company is evaluating various financing options in order to fund its continued startup of its operations and expand the products being offered to its customers. The Company has established a relationship with a manufacturer to import and distribute chocolate and other related products.

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2018 financial statements to conform to the 2019 presentation. These reclassifications have no effect on net loss for 2018.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the six months ending June 30, 2019 and 2018 is $37,475 and $0, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of inventory and associated reserves, and allowances in regards to receivables and revenue. Actual results could differ from those estimates.

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

Under consignment, the Company retains control of the inventory located at the distributor and only records revenues when the distributor sells through to the ultimate retail establishment. As of June 30, 2019, less than 4% of the Company’s inventory is classified as consignment.

The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2019.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense is included in selling expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (Continued)

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2019 and December 31, 2018, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when it is determined that the potential for recovery is remote. An allowance for doubtful accounts of approximately $0 and $9,900 is reserved as of June 30, 2019 and December 31, 2018, respectively.

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2019, the Company had one customer who comprised 100% of its contract receivables with recourse.

During the six months ended June 30, 2019, the Company had three customers whose sales accounted for approximately 98% of revenue.

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

Under the terms of the distribution agreement, the Company became the exclusive distributor of FoodCare products in the United States, Puerto Rico and the U.S. Virgin Islands. FoodCare is the sole supplier of Iron Energy to the Company. The term of the agreement is for ten years and gives the Company exclusive rights to distribute FoodCare products within the U.S. market, so long as the Company purchases the required quantity of product from FoodCare. The distribution agreement is terminable: (1) upon mutual consent of the parties; (2) by either party in writing, without justification, if an issue is not amicable resolved within 30 days of such issue by providing 180 days’ notice and, in such case, the distributor shall lose it exclusivity rights; or (3) immediately in the event of notice of an uncured breach in the terms of the agreement.

The Company’s only business line in 2018 was is the distribution of “Iron Energy” drink, the cancelation of the distribution agreement will require the Company to secure replacement product(s) to continue operations.

The Company failed to meet its minimum purchases in 2018 and is currently re-negotiating the contract.

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 there were no net deferred tax assets, as the Company setup a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2019 and 2018, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at June 30, 2019 and December 31, 2018 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2019 and 2018

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

The Company will utilize a comprehensive approach to assess the impact of the guidance on its contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the new requirements to its revenue contracts, including evaluation of its performance obligations.

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

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (Continued)

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

In June 2018, an accounting update was issued to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide: (1) financing to the issuer; or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606.

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

Note 3 – Inventory

Finished Goods inventory consist of “Iron Energy” energy drinks, chocolates, and related products imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or net realized value. Cost includes shipping, import fees and handling fees. Inventory is as follows:

	June 30, 2019	December 31, 2018

Finished goods – in warehouse	$648,866	$192,318
Finished goods - consignment	22,882	16,051
	$671,748	$208,369

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2019 and 2018

Note 4 – Prepaid Expenses

Prepaid inventory

Due to the development stage nature of the Company, its suppliers will generally require that the Company deposit funds in advance of shipment of inventory to the Company from Europe. The current agreement with FoodCare includes provisions in which title for the inventory passes upon FoodCare loading the product onto truck transport for delivery to the seaports in Poland. Amounts transferred to the Company’s suppliers to secure future delivery, but prior to transfer of title of those shipments, are recorded as prepaid inventory.

	June 30, 2019	December 31, 2018

Prepaid services	$1,902	$3,674
Prepaid inventory	3,913	102,643
	$5,815	$106,317

Note 5 – Notes Payable Other

On February 6, 2019 the Company issued a promissory note in the amount of $150,000, bearing interest at 4 percent monthly or the equivalent of 48 percent per annum rate. The note was paid back on April 30, 2019.

On February 22, 2019, the Company entered into a promissory note in the amount of $215,000. The note matures on December 31, 2019 and can be converted in shares of the Company’s common stock at $0.75 per share during the term of the note. The Company agreed to issue to the lender 150,000 shares of the Company’s common stock on or before December 31, 2019 as a one-time consideration for making the loan in lieu of a cash payment of interest. The shares were valued at $0.75 per share for a total of $112,500. The shares were recorded as a discount to the note of $112,500 and issuable as of June 30, 2019. The amount of the amortization expense related to the note was $37,773 as of June 30, 2019.

On March 11, 2019 the Company issued a promissory note in the amount of $65,000, the note accrues interest at 5 percent every 45 days on the unpaid principal balance or the equivalent of 40.6% per annum rate. The loan was paid back as of on June 11, 2019.

Note 6 – Contract Receivables with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. As of June 30, 2019, the Company owes $1,579,149 for advances on its receivables. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company and a major shareholder have guaranteed the debt.

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

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2019 and 2018

Note 7 – Stockholders’ Equity (Continued)

As of June 30, 2019 and December 31, 2018, 26,801,397 and 26,568,400 shares of common stock and no preferred stock, respectively, were issued and outstanding.

From January 1 to June 30, 2019 the Company issued 232,997 shares of its common stock at $0.75 per share. 203,000 shares of common stock were issued in a private placement for $152,250 and 29,997 shares were issued for services to a consultant.

The Company recorded 150,000 shares of common stock that are issuable and valued at $112,500 for the consideration for a promissory note the Company issued February 22, 2019.

Note 8 –Related Party Transactions

During 2018, two significant shareholders of the Company advanced the Company $157,059. The advance was evidenced by two individual notes totaling $155,000 which are due on or before August 1, 2019 and a payable of $2,059. The promissory notes have a fixed interest fee $2,000 for the notes term. One shareholder was repaid its promissory note and accrued interest which totaled $61,000. Interest of $1,000 has been accrued as of June 30, 2019 for the remaining promissory note, which was extended subsequent to June 30, 2019 to August 1, 2020.

Note 9– Office Lease

On February 4, 2019, the Company entered into a sublease for office space located in Bannockburn, IL. The sublease terminates on June 30, 2022. Rent for the six months ending June 30, 2019 was $22,610. The annual rent per the sublease is as follows:

First lease year	$55,860
Second lease year	57,536
Third lease year	59,262
Final lease year	61,039

The Company also paid a security deposit of $9,310.

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

For the fiscal year ended December 31, 2018, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2018, the Company had minimal operations and the continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity and/or debt financing, or its ability to sell its products to generate consistent profitability.

In January 2019, the Company established a relationship with another manufacturer, ZWC Millano, to import snacks and chocolate products for distribution to major retailers throughout the United States. The Company recently became the vendor of record for these products with Family Dollar, Dollar General, Costco and few other retailers.

In February 2019, the Company established a relationship with Port Jersey Logistics to better serve its customers throughout the United States. Management believes that this partnership will give the Company a tremendous opportunity to support its growth, as it will be able to store and transport products and fulfill its purchase orders received from its customers.

The Company has generated approximately $3.3 million in revenue for the six months ended June 30, 2019 and a loss of $1,448. At June 30, 2019, the Company had sustained net losses of $307,635 since inception.

Revenues and Losses

The Company was in the development stage in 2018 and therefore the comparison of 2019 results with those of the comparable 2018 periods is of limited benefit.

Three Months Ended June 30, 2019 and 2018. During the three months ended June 30, 2019 and 2018, the Company generated revenues of $2,291,784 and a gross profit of $484,213, compared to revenues of $11,069 and gross profit of $5,996 in 2018. The increase in revenue relates to the Company’s sales and marketing efforts. Prior to 2018, the Company had focused its efforts on identifying business opportunities, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits. During 2018, the Company began distribution of various products.

Operating expenses of $366,741 during the three months ended June 30, 2019 consisted of selling and warehouse expenses of $244,424 and general and administrative costs of $122,317. For the comparable 2018 period, selling and warehouse expenses and general and administrative costs were $41,493 and $78,086, respectively, for a total of $119,579 in operating expenses. The increase in operating expenses is directly related to the increase in marketing and selling expenses, which resulted in the increase in sales.

The Company also incurred interest expense of $115,961 for the three months ended June 30, 2019, as compared to $-0- for the 2018 period. The increase interest expense relates to an increase in short term borrowing and fees related to factoring the Company’s receivables. Accordingly, for the three months ended June 30, 2019, the Company generated net income of $1,511, as compared to a net loss of $113,583 for 2018.

Six Months Ended June 30, 2019 and 2018. During the six months ended June 30, 2019 and 2018, the Company generated revenues of $3,331,140 and a gross profit of $635,127, compared to revenues of $11,069 and gross profit of $5,996 in 2018. The increase in revenue relates to the Company’s sales and marketing efforts.

Operating expenses of $500,947 during the six months ended June 30, 2019 consisted of selling and warehouse expenses of $330,801 and general and administrative costs of $170,146. For the comparable 2018 period, selling and warehouse expenses and general and administrative costs were $58,644 and $91,092, respectively, for a total of $149,736 in operating expenses. The increase in operating expenses is directly related to the increase in marketing and selling expenses, which resulted in the increase in sales.

The Company also incurred interest expense of $135,628 for the six months ended June 30, 2019, as compared to $-0- for the 2018 period. The increase interest expense relates to an increase in short term borrowing and fees related to factoring the Company’s receivables. Accordingly, for the six months ended June 30, 2019, the Company generated a net loss of $1,448, as compared to a net loss of $143,740 for 2018. The decrease in the net loss relates to the increase in sales.

Liquidity and Capital Resources

Since its inception through December 2018, the Company had devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was in the development stage during that period.

During the six months ended June 30, 2019, the Company used net cash of $1,790,286 in its operating activities, primarily for increases in amortization of $37,773, contract receivables with recourse in the amount of $1,897,042 and inventory in the amount of $463,379, offset by increases in accounts payable of $288,901 and accrued liabilities of $138,127 for that period. Net cash provided by financing activities totaled $1,886,399 from the proceeds of contract receivables with recourse of $1,579,149 and notes payable of $430,000, as well as the sale and issuance of its common stock in private placements of $152,250, offset by repayment of notes payable and a shareholder note in the amounts of $215,000 and $60,000, respectively. The Company had a cash balance of $99,112 and working capital of $270,142 as of June 30, 2019, as compared to cash and working capital of $2,999 and $106,152, as of December 31, 2018.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2019, particularly for the financing of inventory. While the Company has recently entered into a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through the date of this report, the Company has engaged in sales of its equity securities in private placements. Through June 30, 2019, a total of 10,471,400 shares have been sold for total gross proceeds of $473,533, and a total of 2,020,000 shares were redeemed for $20,200.

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

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), or continue to generate sales and net income, the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

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

As of June 30, 2019, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of June 30, 2019, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of June 30, 2019.

As a result of our material weakness described below, management has concluded that, as of June 30, 2019, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at June 30, 2019:

●	There is a lack of segregation of duties within the accounting and financial reporting process.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at June 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-K Number	Document

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Promissory Note dated October 2, 2018 to Igor Gabal (4)
10.3	Promissory Note dated October 3, 2018 to Tomasz Kotas (4)
10.4	Agreement with Advance Business Capital LLC dba Interstate Capital dated February 21, 2019 (4)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certifications of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Veroni Brands Corp. for the quarterly period ended June 30, 2019, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed April 16, 2019, file number 000-55735.

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

VERONI BRANDS CORP.

Dated: August 14, 2019	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

