Form 10-Q
period 2019-09-30
Veroni Brands Corp.
filed 2019-11-14
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,738,362 shares as of November 14, 2019.

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2019

Veroni Brands Corp.

CONDENSED BALANCE SHEETS

September 30, 2019 and December 31, 2018

	2019	2018
	(Unaudited)	*
ASSETS
Current Assets
Cash & equivalents	$109,702	$2,999
Accounts Receivable, net allowance for doubtful accounts of $0 and $9,448 respectively	203,715	13,160
Contract Receivables with recouse	1,021,167	-
Inventory	483,801	208,369
Prepaid expenses and other current assets	35,917	106,317
Total Current Assets	1,854,302	330,845

Deposits	9,310	-

Total Assets	$1,863,612	$330,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$255,045	$43,713
Notes payable - related parties including interest	61,370	157,059
Notes payable - other	173,663	-
Contract receivables liability with recourse	865,577	-
Accrued liabilities	113,601	23,921
Total Current Liabilities	1,469,256	224,693

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of September 30, 2019 and December 31, 2018.	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized;26,951,397 and 26,568,400 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2,695	2,656
Additional paid-in capital	696,892	409,683
ACCUMULATED DEFICIT	(305,231)	(306,187)

Total Stockholders’ Equity	394,356	106,152

Total Liabilities and Stockholders’ Equity	$1,863,612	$330,845

* derived from audited information

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

	For the three months ended				For the nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018

Revenue		$1,899,828		$9,951		$5,230,968	$21,020

Cost of sales		1,589,780		3,614		4,285,793	8,686

Gross Profit		310,048		6,337		945,175	12,334

Selling expenses		57,231		12,706		388,032	71,352
General and administrative expenses		154,788		19,977		324,934	111,068
Total operating expenses		212,019		32,683		712,966	182,420

Net income (loss) from operations		98,029		(26,346)		232,209	(170,086)

Interest expense		94,625		-		230,253	-
Interest expense - related party		1,000		-		1,000	-
Total other expense		95,625		-		231,253	-

Income (loss) before income taxes		2,404		(26,346)		956	(170,086)

Income taxes		-		-		-	-
Net income (loss)		$2,404		$(26,346)		$956	$(170,086)

Net loss per share:
Basic and diluted	$	**	$	**	$	**	$(0.01)

Weighted average shares outstanding:
Basic and diluted		26,951,398		27,710,384		26,804,622	27,390,308

** Less than $.01

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	26,568,400	$2,656	$409,683	$(306,187)	$106,152

Issuance of common stock for cash	203,000	21	152,229	-	152,250

Issuance of common stock for services	29,997	3	22,495	-	22,498

Net loss for the quarter	-	-	-	(2,959)	(2,959)

Balance, March 31, 2019	26,801,397	$2,680	$584,407	$(309,146)	$277,941

Issuance of common stock, in lieu of interest	150,000	15	112,485		112,500

Net income for the quarter	-	-	-	1,511	1,511

Balance, June 30, 2019	26,951,397	$2,695	$696,892	$(307,635)	$391,952

Net income for the quarter	-	-	-	2,404	2,404

Balance, September 30, 2019	26,951,397	$2,695	$696,892	$(305,231)	$394,356

Veroni Brands Corp.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	18,300,000	$1,830	$83,826	$(47,357)	$38,299

Issuance of common stock for cash	10,096,600	1,010	191,420	-	192,430

Net loss for the quarter	-	-	-	(30,157)	(30,157)

Balance, March 31, 2018	28,396,600	2,840	275,246	(77,514)	200,572

Issuance of common stock for cash	119,300	12	89,463	-	89,475

Net income for the quarter	-	-	-	(113,583)	(113,583)

Balance, June 30, 2018	28,515,900	$2,852	$364,709	$(191,097)	$176,464

Buy back of common stock for cash	(2,020,000)	(202)	(19,998)		(20,200)

Issuance of common stock for cash	48,500	5	36,370	-	36,375

Net income for the quarter	-	-	-	(26,346)	(26,346)

Balance, September 30, 2018	26,544,400	$2,655	$381,081	$(217,443)	$166,493

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENTS OF CASH FLOW

For the nine months ended September 30, 2019 and 2018

	2019	2018
	(Unaudited)
Cash flow from operating activities:
Net income (loss)	$956	$(170,086)
Adjustments to reconcile net loss to:
Stock issued for services	22,498	-
Discount amortization	71,163	-
Change in net cash used in operating activities:
Trade accounts receivable	(190,555)	(12,988)
Contract receivables	(1,021,167)	-
Inventory	(275,432)	(164,939)
Prepaid expenses	111,720	43,765
Deposits	(9,310)	-
Accounts payable	211,334	10,241
Accrued liabilities	89,680	(750)
Accounts payable and accrued interest - related party	3,312	-
Net cash used in operating activities	(985,801)	(294,757)

Cash flows from financing activities:
Repayment of shareholders loans	(99,000)	-
Repayment of notes payable	(191,320)	-
Proceeds from advance from related party	-	1,059
Subscription receivable	-	210
Payment for redeemed shares	-	(20,200)
Proceeds from issuance of common stock	152,247	318,280
Proceeds from issuance of notes payable	365,000	-
Proceeds from contract receivables with recourse	865,577	-
Net cash provided by financing activities	1,092,504	299,349

Net change in cash	106,703	4,592

Cash at the beginning of the period	2,999	595

Cash at the end of the period	$109,702	$5,187

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$20,583	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2019 and 2018

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

The Company has been formed to acquire, operate, develop, grow and import premium European products into the U.S. market. Veroni Brands was created to search out unique, remarkable and desirable premium products across Europe and make them accessible to discerning consumers in the U.S. Veroni Brands strives to import the extraordinary and delight its consumers with experiences that had previously only been attainable in Europe. The Company became an exclusive importer and distributor of “Iron Energy” by Mike Tyson. The beverage became available to consumers in select Chicago area markets in May 2018 in three different flavors such as “Mojito,” “Zero Sugar” and “Original.” The Company will be introducing other flavors of “Iron Energy” in 2019. The Company takes pride in the products it imports and is proud to share them with its consumers. The Company expanded into imports and distribution of chocolate and related products sold to U.S. national retailers.

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

Going Concern

The Company has commenced the generation of revenue this year of approximately $5.2 million and incurred net income of $956 for the nine months ending September 30, 2019 but has an accumulated deficit of $305,231 since its inception. As of September 30, 2019, the Company had a cash balance available of approximately $109,702, which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

September 30, 2019 and 2018

Note 1 - Nature of Operations and Financial Condition (continued)

The Company failed to meet its minimum purchase requirements under the FoodCare Sp. z.o.o. (“FoodCare”) contract and could lose its exclusive rights to distribute in the U.S. Market. The Company is currently re-negotiating the agreement.

The Company is continuing to evaluate various financing options in order to continue the funding of the startup of its operations and expand the products being offered and its customer base. The Company has established a relationship with a manufacturer to import and distribute chocolate and other related products.

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2018 financial statements to conform to the 2019 presentation. These reclassifications have no effect on net loss for 2018.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the nine months ending September 30, 2019 and 2018 is $45,551 and $46,564, respectively.

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

Under consignment, the Company retains control of the inventory located at the distributor and only records revenues when the distributor sells through to the ultimate retail establishment. As of September 30, 2019, approximately 4% of the Company’s inventory is classified as consignment.

The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2019.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense is included in cost of sales.

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2019 and December 31, 2018, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when the Company determines that the potential for recovery is remote. An allowance for doubtful accounts of approximately $0 and $9,900 is reserved as of September 30, 2019 and December 31, 2018, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2019, the Company had one customer that comprised approximately 68% of its combined accounts receivables and contract receivables with recourse and the combined amount is approximately $838,306.

During the nine months ended September 30, 2019, the Company had four customers whose sales accounted for approximately 92% of revenue.

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

Under the terms of the distribution agreement, the Company became the exclusive distributor of FoodCare products in the United States, Puerto Rico and the U.S. Virgin Islands. FoodCare is the sole supplier of Iron Energy to the Company. The term of the agreement is for ten years and gives the Company exclusive rights to distribute FoodCare products within the U.S. market, so long as the Company purchases the required quantity of product from FoodCare. The distribution agreement is terminable: (1) upon mutual consent of the parties; (2) by either party in writing, without justification, if an issue is not amicable resolved within 30 days of such issue by providing 180 days notice and, in such case, the distributor shall lose it exclusivity rights; or (3) immediately in the event of notice of an uncured breach in the terms of the agreement.

The Company failed to meet its minimum purchases in 2018 and is currently re-negotiating the contract.

The Company’s only business line in 2018 was the distribution of “Iron Energy” drink that continues to be part of the Company’s product offering in 2019. The cancelation of the “Iron Energy” drink distribution agreement will require the Company to secure replacement product(s) to continue its beverage product sales.

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2019 and 2018

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

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2019 and 2018, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at September 30, 2019 and December 31, 2018 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2019 and 2018

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

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2019 and 2018

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

Note 3 – Inventory

Finished Goods inventory consist of “Iron Energy” energy drinks, chocolates, and related products imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or net realizable value. Cost includes freight costs to its warehouse, import fees and handling fees. Inventory is as follows:

	September 30, 2019	December 31, 2018

Finished goods – in warehouse	$464,137	$192,318
Finished goods - consignment	19,664	16,051
	$483,801	$208,369

During the third quarter, the Company removed some beverage product from inventory due to reaching the end of its shelf life and became unsaleable. As of September 30, 2019, the total unsaleable product removed from inventory totaled approximately $71,400.

Note 4 – Prepaid Expenses

Prepaid inventory

The Company’s foreign supplier will generally require that the Company pay in advance of an inventory shipment to it from Europe. The Company’s current agreement with FoodCare includes provisions in which title for the inventory passes upon FoodCare loading the product onto truck transport for delivery to the seaports in Poland. Amounts transferred to the Company’s suppliers to secure future delivery, but prior to transfer of title of those shipments, are recorded as prepaid inventory.

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2019 and 2018

Note 4 – Prepaid Expenses (Continued)

	September 30, 2019	December 31, 2018

Prepaid services	$1,910	$3,674
Prepaid Rent	4,655	-
Prepaid inventory	29,352	102,643
	$35,917	$106,317

Note 5 – Notes Payable Other

On February 6, 2019 the Company issued a promissory note in the amount of $150,000, bearing interest at 4 percent monthly or the equivalent of 48 percent per annum rate. The note was paid back on April 30, 2019. Current unpaid interest as of September 30, 2019 is approximately $20,200 that is accrued by the Company.

On February 22, 2019, the Company entered into a promissory note in the amount of $215,000. The note matures on December 31, 2019 and can be converted in shares of the Company’s common stock at $0.75 per share during the term of the note. The Company agreed to issue to the lender 150,000 shares of the Company’s common stock on or before December 31, 2019 as a one-time consideration for making the loan in lieu of a cash payment of interest. The common stock issuable under the term of the promissory note was valued at $112,500 and is being amortized over the term of the note. Through September 30, 2019 approximately $71,200 has been amortized and recorded as Interest Expense.

On March 11, 2019, the Company issued a promissory note in the amount of $65,000. The note accrued interest at 5 percent every 45 days on the unpaid principal balance or the equivalent of 40.6% per annum rate. The loan was paid back as of on June 11, 2019. Current unpaid interest as of September 30, 2019 is approximately $7,400 that is accrued by the Company.

Note 6 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. On September 11, 2019, the lender (now doing business as Triumph Business Capital), entered into an amended agreement with the Company which lowered the interest rate charged by the lender from 0.49% for every 10 days to prime plus 3%. As of September 30, 2019 the Company owes $865,577 for advances on their receivables. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company and a major shareholder have guaranteed the debt.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

January 1, 2018 through March 31, 2018 the Company issued 10,096,600 shares of common stock in consideration of cash proceeds of $192,430.

April 1, 2018 through June 30, 2018 the Company issued 119,300 shares of common stock in consideration of cash proceeds of $89,475.

July 1, 2018 through September 30, 2018 the Company issued 48,500 shares of common stock in consideration of cash proceeds of $36,375 and redeemed 2,020,000 of its common stock for $20,200.

January 1, 2019 through March 31, 2019, the Company issued 203,000 shares of common stock in consideration of cash proceeds of $152,250 and issued 29,997 shares of common stock for services rendered with a value of $22,498.

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2019 and 2018

Note 7 – Stockholders’ Equity (Continued)

April 1, 2019 through June 30, 2019 the Company issued 150,000 common stock valued at $112,500 in consideration of financing provided to the Company.

Note 8 –Related Party Transactions

During 2018, two significant shareholders of the Company advanced the Company $157,059. The advance was evidenced by two individual notes totaling $155,000 which were due on or before August 1, 2019 and a payable of $2,059. The two notes have a fixed interest fee of $1,000 for each of the notes. One shareholder was repaid its promissory note and accrued interest which totaled $61,000. The due date for the second shareholder note has been extended to be due on or before August 1, 2020. As of September 30, 2019, $39,000 has been repaid leaving an outstanding loan balance of $56,000 and a payable of $4,370. Unpaid interest of $1,000 has been accrued as of September 30, 2019 for the remaining promissory note.

Note 9– Office Lease

On February 4, 2019, the Company entered into a sublease for office space located in Bannockburn, Illinois. The sublease terminates on September 30, 2022. Rent for the nine months ending September 30, 2019 was $36,575. The annual rent per the sublease is as follows:

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

Note 11 – Subsequent Events

During October 2019, the related party outstanding loan balance was reduced by $17,000.

Subsequent to the quarter ended September 30, 2019, the Company repurchased 125,000 shares of its common stock for $25,000, which shares will be cancelled. An additional 125,000 shares of common stock were surrendered to the Company for cancellation. The Company also issued 26,965 shares of its common stock as payment of the interest due on the note dated February 6, 2019 in the amount of $150,000 and 10,000 shares of common stock as payment of interest due on the note dated March 11, 2019 in the amount of $65,000. See Note 5 - Notes Payable Other. These shares were valued at $0.75 per share.

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

The Company has generated approximately $5.2 million in revenue for the nine months ended September 30, 2019 and income of $956. At September 30, 2019, the Company had sustained net losses of $305,231 since inception.

Revenues and Losses

The Company was in the development stage in 2018 and therefore the comparison of 2019 results with those of the comparable 2018 periods is of limited benefit.

Three Months Ended September 30, 2019. During the three months ended September 30, 2019 and 2018, the Company generated revenues of $1,899,828 and a gross profit of $310,048, compared to revenues of $9,951 and gross profit of $6,337 in 2018. The increase in revenue relates to the Company’s sales and marketing efforts. Prior to 2018, the Company had focused its efforts on identifying business opportunities, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits. During 2018, the Company began distribution of various products.

Operating expenses of $212,019 during the three months ended September 30, 2019 consisted of selling expenses of $57,231 and general and administrative costs of $154,788. For the comparable 2018 period, selling expenses and general and administrative costs were $12,706 and $19,977, respectively, for a total of $32,683 in operating expenses. The increase in operating expenses is directly related to the increase in marketing and selling expenses, which resulted in the increase in sales.

The Company also incurred interest expense of $94,625 for the three months ended September 30, 2019, as compared to $-0- for the 2018 period. The increase interest expense relates to an increase in short term borrowing and fees related to factoring the Company’s receivables. The Company also incurred interest expense to a related party of $1,000. Accordingly, for the three months ended September 30, 2019, the Company generated net income of $2,404, as compared to a net loss of $26,346 for 2018.

Nine Months Ended September 30, 2019. During the nine months ended September 30, 2019 and 2018, the Company generated revenues of $5,230,968 and a gross profit of $945,175, compared to revenues of $21,020 and gross profit of $12,334 in 2018. The increase in revenue relates to the Company’s sales and marketing efforts.

Operating expenses of $712,966 during the nine months ended September 30, 2019 consisted of selling expenses of $388,032 and general and administrative costs of $324,934. For the comparable 2018 period, selling expenses and general and administrative costs were $71,352 and $111,068, respectively, for a total of $182,420 in operating expenses. The increase in operating expenses is directly related to the increase in marketing and selling expenses, which resulted in the increase in sales.

The Company also incurred interest expense of $230,253 for the nine months ended September 30, 2019, as compared to $-0- for the 2018 period. The increase interest expense relates to an increase in short term borrowing and fees related to factoring the Company’s receivables. The Company also incurred interest expense to a related party of $1,000. Accordingly, for the nine months ended September 30, 2019, the Company generated net income of $956, as compared to a net loss of $170,086 for 2018. The modest income from operations in 2019 relates to the increase in sales.

Liquidity and Capital Resources

Since its inception through December 2018, the Company had devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was in the development stage during that period.

During the nine months ended September 30, 2019, the Company used net cash of $985,801 in its operating activities, primarily for increases in its trade and contract accounts receivable of $1,211,722, notes and accounts receivable – related party including interest of $3,311, and inventory in the amount of $275,432, offset by increases in accounts payable of $211,334, accrued liabilities of $89,680, and decrease of prepaid expenses of $111,720 for that period. Net cash provided by financing activities totaled $1,092,504 from the proceeds of contract receivables with recourse of $865,577 and notes payable of $365,000, as well as the sale and issuance of its common stock in private placements of $152,247 less repayment of note payable and shareholder loans of $191,320 and $99,000 respectively. The Company had a cash balance of $109,702 and working capital of $385,046 as of September 30, 2019, as compared to cash and working capital of $2,999 and $106,152, as of December 31, 2018.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2019, particularly for the financing of inventory. While the Company has recently entered into a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through the date of this report, the Company has engaged in sales of its equity securities in private placements. Through September 30, 2019, a total of 10,467,400 shares have been sold for total gross proceeds of $473,530, and a total of 2,020,000 shares were redeemed for $20,200.

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

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles and provided personal guarantees from stockholders. On September 11, 2019, the Company entered into an amended agreement with the lender (now doing business as Triumph Business Capital), which lowered the interest rate charged by the lender from 0.49% for every 10 days to prime plus 3%.

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

As of September 30, 2019, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of September 30, 2019, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of September 30, 2019.

As a result of our material weakness described below, management has concluded that, as of September 30, 2019, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at September 30, 2019:

●	There is a lack of segregation of duties within the accounting and financial reporting process.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at September 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-K Number	Document

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Promissory Note dated October 2, 2018 to Igor Gabal (4)
10.3	Promissory Note dated October 3, 2018 to Tomasz Kotas (4)
10.4	Amendment 2 to Factoring and Security Agreement with Triumph Business Capital dated September 11, 2019
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certifications of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Veroni Brands Corp. for the quarterly period ended September 30, 2019, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed April 16, 2019, file number 000-55735.

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

VERONI BRANDS CORP.

Dated: November 14, 2019	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

