Form 10-K
period 2019-12-31
Veroni Brands Corp.
filed 2020-04-14
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55735

VERONI BRANDS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-4664596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2275 Half Day Rd. Suite 346, Bannockburn, IL	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888)794-2999

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $-0- as of June 30, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 27,085,028 shares as of April 14, 2020.

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

DECEMBER 31, 2019

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

Summary

The Company is an importer, seller and distributor of premium beverage, chocolate and snack products produced in Europe, engaging with both domestic and international well-known retailers so that its products are sold in thousands of stores in the United States. Veroni is also a supplier of confectionery and beverage products for major U.S. retailers under private label brands. Since adopting its current business plan in late 2017, the Company has been able to obtain and grow a distribution network, as well as contract with reliable suppliers. Veroni prides itself on its extensive market research with premium products, superior customer service, steady relationships with suppliers and retailers, and its success in developing private label collaborations and co-branded chocolate products.

The Company handles the product design and development phases in-house, while manufacturing is outsourced in Europe, with the whole cycle being strictly supervised by the Company in order to guarantee the highest quality products.

The business of the Company in 2018 focused on the import, sales and distribution of premium beverage products, primarily produced in Europe. Within this strategy, Veroni secured a long-term exclusive import and distribution agreement with a major European supplier, FoodCare Sp. z o,o., a company organized under the laws of Poland (“FoodCare”). Under that agreement, FoodCare made Veroni the sole and exclusive importer and distributor of Iron Energy in the U.S., an energy drink sponsored by celebrity boxer Mike Tyson, with access to numerous other beverage brands through this partnership. In summer 2018, the Company introduced the Iron Energy beverage to various retailers and distributors nationwide and since then has been working with many retailers and distributors to bring the product to market.

In January 2019, the Company expanded its product offerings and established a relationship with another manufacturer, Millano Group, to import chocolate products, as well as snacks, for distribution to major retailers throughout the United States. The Company recently became the vendor of record and successfully delivered these products to several well-known national and international retailers. Veroni’s current marketing strategy for its chocolate segment centers on supplying customers premium European chocolate products.

In February 2019, the Company engaged Tyler Distribution Center, Inc. and Continental Logistics, two operating companies of Port Jersey Logistics, to better serve its customers throughout the United States. Management believes that this partnership will give the Company a tremendous opportunity to support its growth, as it will be able to store and ship products and fulfill its purchase orders received from its customers.

The Company has also established relationships with other European manufacturers that can provide a wide range of “panned” products, meaning those that are coated with a sugar syrup, chocolate, or both, such as nuts, raisins, pretzels, and fruit, as well as healthy snack items, and specialty confection goods.

Growth Strategy

The Company plans to implement a multi-layered growth strategy, focusing on product enhancement and operational expansion. Veroni proposes to enhance its product offering by partnering with reputable suppliers. It also plans to scale the import, sale, and distribution of premium European confectionery items and beverage products to operate efficiently within key U.S. markets. The strategy focuses on:

●	Widening the product portfolio by introducing a healthy snack segment comprised of items such as fruit and nut bars, protein bars, performance drinks, fruit drinks, and cereals. These products will have no GMOs, zero trans fat, no artificial colors or flavors, and will be Halal and Kosher certified.

●	Expanding distribution by developing further relationships with national distributors and retailers.

●	Attracting new customers by growing its network of retailers to drive direct sales. The Company plans to adopt and integrate technologies, specifically e-commerce and direct to consumer platforms, to facilitate customer acquisition, customer retention, and sales growth. Also, Veroni plans to continue to use its business development and sales professionals, as well as contract with third party brokers, to attract new customers, increase product sales, and spur growth.

●	Maintaining existing customers by offering products that expand and complement its traditional product line. Veroni plans to introduce fresh and innovative food and beverage items to address changes in consumers’ tastes and preferences, as well as grow revenues on a per customer basis. Also, the Company plans to retain existing customers by ensuring that product quality continues to satisfy customer expectations.

●	Scaling through mergers and acquisitions, particularly vertical integration to improve operating profit and margins. If distribution channels can be consolidated, operations can be streamlined and cost inefficiencies can be reduced to achieve economies of scale. Also, a horizontal integration strategy would allow the Company to progressively consolidate the food and beverage market.

Products

The Company’s product mix is comprised of the following:

CHOCOLATE	ENERGY DRINKS	PERFORMANCE DRINKS	FRUIT DRINKS	HEALTHY SNACKS
Bars Bites Truffles Sticks Candies Cups	Iron Energy N-gine Energy	Isotonic drinks Vitamin water Protein powder drinks Vitamin drinks	Fruit sodas Fruit flavored water Fruit juices	Muesli Breakfast cereal Oatmeal Cereal bars Smoothies Iced tea

For 2019, the sale of chocolate products accounted for approximately 98% of the revenues.

Chocolate Products. Veroni currently distributes its chocolate products under the Sweet Desire and Baron Chocolatier brands, as well as private label chocolate bars and cups. The Company’s chocolate products are GMO free and Kosher and Halal, and contain all natural ingredients with zero trans fat, no artificial flavors or colors. The Company believes that its key competitive advantage is that it can provide premium chocolate products at mainstream prices.

Veroni plans to gradually increase chocolate sales by offering products made with all natural ingredients priced at a slight discount to premium brand chocolates offered by competitors such as Godiva, Russell Stover, Lindt, and Ghirardelli. It also plans to incrementally grow chocolate sales by cross-merchandising chocolate products with its retail partners’ wine products.

Iron Energy Drink Product sponsored by Mike Tyson. The Company believes that its Iron Energy drink, sponsored by celebrity and former boxer Mike Tyson, appeals to consumers that are active, edgy, aggressive, adventurous, fans of MMA, extreme sports, music, sporting events, surfing and fitness. Iron Energy’s target consumers are college students, young transitional adults coming out of college, independent singles in their 20’s and 30’s, athletes and the “party-goers” population.

The Company’s Iron Energy drink product line is available in three flavors, in 8.4oz and 11.2oz quantities:

●	Iron Energy Classic
●	Iron Energy Zero Sugar
●	Iron Energy Mojito

The Company’s sales imperatives are to grow Iron Energy’s profitable volume, increase Iron Energy brand distribution, and create Iron Energy network excitement and enthusiasm for the Iron Energy portfolio. The Company will align Iron Energy Frontline and Promoted Price to Consumer (PTC) at the premium level; slightly lower to Red Bull. The Company’s price promotional schedule strategy will be designed to promote during key high-volume periods, and create excitement, trial and increased sales.

Other Products. In addition to the Iron Energy drink and chocolate products, the Company has ability to import and distribute the following products:

●	N-Gine energy drinks in classic, cranberry and mojito flavors;
●	Frugo fruit drinks and snacks;
●	4Move isotonic and vitamin drinks;
●	Fitella healthy snacks, such as muesli, breakfast cereal, oatmeal, cereal bars, smoothies and iced tea; and
●	Gellwe products, which consist of cake, jelly and pudding mixes, baking and cake additives, cakes, and coffee, creamer and hot chocolate items

Certifications. The Company’s distributed products are certified according to the ISO 22000 standards, and are in line with BRC and IFS food safety requirements. ISO 22000 is a food safety management system that can be applied to any organization in the food chain. IFS is a Global Food Safety Initiative recognized standard for certifying the safety and quality of food products and production processes. The BRC Global Standard for Food Safety began in the U.K. to help the food industry meet legislative requirements of the European Union General Product Safety Directive and the U.K. Food Safety Act.

Suppliers

On January 30, 2018, the Company entered into a distribution agreement with FoodCare. Under the terms of the Distribution Agreement, the Company became the exclusive importer and distributor of FoodCare’s products in the United States, Puerto Rico and the U.S. Virgin Islands (the “U.S. market”). The term of the Distribution Agreement is for a period of 10 years during which Veroni will have the exclusive right to distribute FoodCare products within the U.S. market, so long as Veroni purchases the required quantity of product from FoodCare. The Distribution Agreement is terminable upon (1) mutual consent of the parties, (2) by either party in writing without justification, if an issue is not amicably resolved in 30 days of such issue, by providing 180 days’ notice (in which case the Company would lose its exclusivity rights), or (3) immediately in the event of notice of an uncured breach in the terms of the Distribution Agreement. FoodCare Sp. z o.o., a company organized under the laws of Poland, is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. Notably, FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity and former boxer Mike Tyson. Other brands are N-Gine, 4Move, Frugo, Gellwe, and Fitella. Veroni failed to meets the minimum purchase requirements under the agreement, due in part to FoodCare’s failure to provide promised marketing support. The Company is currently re-evaluating the agreement and relationship with FoodCare.

In January 2019, the Company established a relationship with another manufacturer, Millano Group, a related party (controlled by the father of a major shareholder) to import various snacks and chocolate products for distribution to major retailers throughout the United States. Millano currently supplies approximately 85% of the Company’s product purchases.

Operations

Veroni begins its product development process by generating new ideas for products. Product and packaging samples are then commissioned to the suppliers for testing and quality assurance. When a product design is finalized and a price is confirmed with suppliers and manufacturers, a purchase order is placed. Products are manufactured through suppliers in Europe that procure their own raw materials for finished and packaged products. Typically, the manufacturing process takes 4 to 6 weeks. After manufacturing is completed, the Company organizes shipment and/or storage, depending on agreements with retailers and third-party distributors. On average, the lead time from order processing to product delivery is approximately 13 weeks. As of the date of this report, the current COVID-19 crisis has resulted in the Company experiencing longer lead times in obtaining product from its manufacturers and shipping to its customers.

At December 31, 2019, Veroni has three employees. The Company’s corporate office is located in Bannockburn, Illinois and it has an arrangement with Port Jersey Logistics, a third-party logistics company that provides warehousing, fulfillment and transportation services.

Key Markets and Market Overview

Veroni’s primary markets include dollar stores, multi-outlets, grocery stores, convenience stores, distributors, and retailers across the U.S., with dollar stores accounting for approximately 70% of sales. As between sales of branded items versus private label products, private label currently accounts for approximately 70% of sales. During the year ended December 31, 2019, the Company had two customers whose sales accounted for approximately 73% of revenue. As of December 31, 2019, one customer comprised approximately 86% or $1,453,432 of the Company’s combined accounts receivable and contract receivables with recourse.

Confectionery Market Overview. According to IBISWorld, the revenue of the U.S. confectionery market for 2018 was $51.9 billion, and annual revenue growth for the past five years was around 0.7%. Revenue is forecast to grow at an annualized rate of 1.0% over the next four years to 2023. The major segments purchasing confectionery products include wholesalers, grocery stores and markets, mass merchandisers and convenience stores. The next five years are expected to maintain a positive outlook for the U.S. confectionery industry. Continued economic recovery will further boost consumer spending on confectionery and snacks, especially on gourmet, premium dark chocolate and gummy candy products.

Chocolate Market Overview. According to Statista, chocolate and confectionery consumption in the U.S. is expected to continue its upward trend (from $139.9 billion in 2019 to $165.2 billion by 2023), supported by population growth and rising purchasing power. Consumers are becoming more aware of the health effects associated with consuming excessive sugar and fat. As a response to changing preferences, low-calorie, reduced-sugar and more nutritious types of chocolate are becoming more popular. Premium, dark and organic chocolates are key products benefitting from this trend.

The chocolate production industry is moderately concentrated with the top four players (Hershey, Mars, Ferrero and Lindt) accounting for 60.6% of market share in 2019, according to IBIS World. The industry has consolidated over the past five years through acquisitions. In the past five years, industry producers have experienced stable competition from foreign chocolate producers. Although brand recognition is important in this industry, as many brands have been in the market for decades, producers of chocolate compete based on the quality of their products, as determined by taste, quality of ingredients and more recently, nutritional value.

Energy Drink Market Overview. According to Statista, The U.S. energy drinks market size is expected to grow to $26.9 million by 2025, with a compound annual growth rate of 7.2% during the forecast period. Energy drinks offer a convenient way to boost energy as an alternative for coffee and tea, and new natural ingredients for consumers’ growing health consciousness have been driving the market. Energy beverage consumption has turned into a status symbol, especially for youth. Such consumer behavior is expected to further drive the overall market demand. In 2017, energy drink dollar sales in the U.S. comprised 30.1% of all packaged beverage sales, exceeding sales of carbonated soft drinks, which accounted for 28.5% of the market.

According to IBISWorld, the energy drink industry is extremely concentrated, with the four biggest companies accounting for an estimated 80.8% of the revenue in 2018. This level of concentration has been consistent over the last five years to 2018, and it is mainly due to the strong brand recognition of the largest companies – Red Bull, Monster and Rockstar.

Healthy Snacks Market Overview. According to Statista, the global healthy snacks market size is expected to grow to $32.9 billion by 2025, with a compound annual growth rate of 5.2% during the forecast period. Increasing awareness regarding health and wellness benefits offered by the products among consumers is likely to be a key trend driving the market. The consumption of healthy snacks is growing, as such snacks meet various dietary requirements, such as being sugar-free and having low salt and cholesterol content. However, the high cost of production, due to volatile prices of raw materials is expected to negatively influence the growth of the market over the forecast period.

Within the food and beverage industry, the global health and wellness sector is witnessing a “healthy” boom that shapes the ever-growing market as never before. Increasingly, consumers are developing food sensitivities and adopting healthier and more active lifestyles, leading them to seek healthier nutritional alternatives and consume fresh and organic food.

Effect of Existing or Probable Governmental Regulation

For the purchase of products harvested or manufactured outside the United States, and for the shipment of products to customers located outside the United States, the Company is subject to customs laws regarding the import and export of shipments. Its activities, including working with customs brokers and freight forwarders, are subject to regulation by the U.S. Customs and Border Protection, part of the Department of Homeland Security.

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

The Company’s operations may be subject to these registration requirements. Compliance with these regulations has not had a material impact on the Company’s earnings, expenditures, or competitive positioning.

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

The Company also entered into storage and procurement distribution agreement with Tyler Distribution Center, Inc. located at 200 Liberty Way, Cranbury, NJ 08512 to store the chocolate and beverage products, as well as fulfill the purchase orders from the Company’s customers.

Item 3.	Legal Proceedings.

We are not currently involved in any pending or threatened legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Currently, there is no trading market for the securities of the Company. The Company has applied for admission to quotation of its securities on the OTCQB platform and anticipates that the common stock will trade under the symbol “VONI”.

Holders

The number of record holders of our common stock, as of March 26, 2020, was 54 according to our transfer agent.

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2019, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, we issued 323,632 shares of common stock, of which 186,965 shares were issued in lieu of $140,223 of interest and 286,667 shares were issued upon conversion of a promissory note in the principal amount of $215,000 and interest. All of the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant’s business and had access to the kind of information which registration would disclose.

Item 6.	Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Veroni Brands Corp. (formerly “Echo Sound Acquisition Corporation”) (“Veroni” or the “Company”) was incorporated on December 7, 2016, under the laws of the state of Delaware. The business purpose of the Company is to facilitate the sales and distribution of premium food and beverage products from Europe.

Prior to 2018, the Company’s operations were limited to issuing shares to its original stockholders and effecting a change in control of the Company. In 2018, the Company commenced its principal operations. The Company originated as a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

On January 30, 2018, the Company entered into a distribution agreement with FoodCare. Under the terms of the Distribution Agreement, the Company became the exclusive importer and distributor of FoodCare’s products in the United States, Puerto Rico and the U.S. Virgin Islands (the “U.S. market”). The term of the Distribution Agreement is for a period of 10 years during which Veroni will have the exclusive right to distribute FoodCare products within the U.S. market, so long as Veroni purchases the required quantity of product from FoodCare. The Distribution Agreement is terminable upon (1) mutual consent of the parties, (2) by either party in writing without justification, if an issue is not amicably resolved in 30 days of such issue, by providing 180 days’ notice (in which case the Company would lose its exclusivity rights), or (3) immediately in the event of notice of an uncured breach in the terms of the Distribution Agreement. FoodCare Sp. z o.o., a company organized under the laws of Poland, is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. Notably, FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity and former boxer Mike Tyson.

In summer 2018, the Company introduced the Iron Energy beverage to various retailers and distributors nationwide and since then has been working with many retailers and distributors to bring the product to market.

In January 2019, the Company expanded its product offerings and established a relationship with another manufacturer, Millano Group, a related party, to import chocolate products, as well as snacks, for distribution to major retailers throughout the United States. The Company recently became the vendor of record and successfully delivered these products to several national retailers.

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

The Company has also established relationships with other European manufacturers that can provide a wide range of “panned” products, meaning those that are coated with a sugar syrup, chocolate, or both, such as nuts, raisins, pretzels, and fruit, as well as healthy snack items, and specialty confection goods.

The Company failed to meet its minimum purchase requirements under the FoodCare agreement, in part due to FoodCare’s failure to provide promised marketing support. The Company is currently re-evaluating the agreement and relationship with FoodCare. If the FoodCare agreement is terminated, the Company would no longer have exclusive rights to distribute FoodCare’s Iron Energy drinks. However, during 2019, the Company found greater success with the distribution of chocolate and snack products instead of beverages.

For the fiscal year ended December 31, 2019, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. For the year ending December 31, 2019, the Company has an accumulated deficit of $907,000 since its inception. As of December 31, 2019, the Company had a cash balance available of approximately $99,010 and working capital of $2,715, which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Prior to 2018, the Company had focused its efforts on identifying business opportunities, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits. During 2018, the Company began distribution of various products and then increased its distribution network during 2019. Accordingly, the Company generated revenues of $6,678,790 for the year ended December 31, 2019, as compared to only $61,333 of revenues during the year ended December 31, 2018

The 2019 gross profit of $860,352 was not sufficient to cover the Company’s operating expenses of $1,117,522, consisting of $646,249 in warehouse and selling expenses and $471,273 in general and administrative expenses, resulting in a net loss from operations of $257,170. During the year ended December 31, 2018, the Company’s gross profit and operating expenses were $38,682 and $296,512, respectively, resulting in a net loss from operations of $257,830.

Other expenses in 2019 reflected the Company’s increased volume of business and need to finance the purchase of inventory. Other expenses consisted of factoring fees and interest expense on various promissory notes and totaled $343,643, resulting in a net loss of $600,813 for the 2019 fiscal year. In comparison, the Company incurred only $1,000 of other expenses in 2018, resulting in a net loss of $258,830.

Liquidity and Capital Resources

At December 31, 2019, the Company had cash and working capital of $99,010 and $2,715, respectively, as compared to $2,999 and $106,152 at December 31, 2018, respectively. During the year ended December 31, 2019, the Company used net cash of $1,545,878 in its operating activities, and net cash provided by financing activities totaled $1,641,889. In comparison, during fiscal 2018, the Company used $446,946 of cash in its operating activities and $449,350 was provided by financing activities.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2020, particularly for the financing of inventory. While the Company has recently entered into a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through the date of this report, the Company has engaged in sales of its equity securities in private placements. Through December 31, 2019, 10,471,400 shares have been sold for total gross proceeds of $473,533, 29,997 shares have been issued for services rendered valued at $22,497, 186,965 shares valued at $140,223 have been issued in lieu of interest, 286,667 shares have been issued upon conversion of a $215,000 promissory note, and a total of 2,270,000 shares were redeemed for $45,200.

Plan of Operations

For the next few years, the Company will continue to focus on obtaining visibility for the products by contacting convenience store locations and small distributors to those types of locations. The Company is targeting metropolitan areas, such as Chicago, Los Angeles, Las Vegas and cities in New Jersey, New York and Miami. In addition, the Company will also continue to expand the number of products to be imported from Europe and distributed throughout the United States.

The Company is also implementing strategies for long-term operational improvements that should positively impact working capital. It plans to invest a total of $500,000 into shelf space for various products, so as to reach a sustained reduction in handling costs, improved service levels, faster order fulfillment, and fewer write-offs of excess or obsolete inventory.

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

Management believes that while the current COVID-19 crisis has not affected the volume of sales, it has resulted in the Company experiencing longer lead times in obtaining product from its manufacturers. Since most of Veroni’s retailer base is comprised of national and international retailers, the collection of receivables is not expected to be negatively impacted. Efforts to raise additional capital, however, may be negatively impacted due to volatility and uncertainty in the domestic and global economy. This may delay the Company’s planned implementation of strategies to improve its working capital situation and reduce its borrowing costs.

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells the majority of its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. The loan is guaranteed by two major shareholders of the Company. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. As of December 31, 2019, the Company owed $1,414,639 for advances on its receivables.

Potential Revenue

The Company expects to generate revenue from selling its products. Further, depending on the market environment, the Company plans on acquiring the rights to sell and distribute other food and beverage products.

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

VERONI BRANDS CORP.

Financial Statements

December 31, 2019 and 2018

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

of Veroni Brands Corp.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Veroni Brands Corp. (the “Company”) as of December 31, 2019 and December 31, 2018, the related statements of operations, statement of changes in stockholders’ equity and cash flows for the years ended December 31, 2019 and December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

EXPLANATORY PARAGRAPH – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 1, the Company has incurred losses since inception, has an accumulated deficit of approximately $907,000 and a cash balance of approximately $99,000 and working capital of $2,715 as of December 31, 2019. The Company needs to raise capital or debt to fund its obligations and develop its operations and become profitable. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 14, 2020

We have served as the Company’s auditor since 2018.

Veroni Brands Corp.

BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018
ASSETS
Current Assets
Cash & equivalents	$99,010	$2,999
Accounts Receivable, net allowance for doubtful accounts of $2,125 and $9,948 respectively	129,565	13,160
Contract Receivables with recourse	1,554,510	-
Inventory	610,647	208,369
Prepaid expenses and other current assets	56,014	106,317
Total Current Assets	2,449,746	330,845

Deposits	9,310	-

Total Assets	$2,459,056	$330,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$184,561	$43,713
Accounts payable related party	546,612	-
Notes payable - related parties including accrued interest	43,370	157,059
Contract receivables liability with recourse	1,414,639	-
Accrued liabilities	114,816	23,921
Contract liabilities	143,033	-
Total Current Liabilities	2,447,031	224,693

Deferred Rent	1,716	-
Total Liabilities	2,448,747	224,693

Commitments and contingencies
	-	-
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of December 31, 2019 and 2018	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 27,025,029 and 26,538,401 shares issued, issuable and outstanding as of December 31, 2019 and 2018, respectively	2,703	2,656
Additional paid-in capital	914,606	409,683
Accumulated deficit	(907,000)	(306,187)
Total Stockholders’ Equity	10,309	106,152

Total Liabilities and Stockholders’ Equity	$2,459,056	$330,845

The accompanying notes are an integral part of these financial statements.

Veroni Brands Corp.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2019 and 2018

	2019	2018

Revenue, net	$6,678,790	$61,333

Cost of sales, related party	5,197,938	-
Cost of sales	620,500	22,651
Total cost of sales	5,818,438	22,651

Gross profit	860,352	38,682

Warehouse and selling expenses	646,249	151,474
General and administrative expenses	471,273	145,038
Total operating expenses	1,117,522	296,512

Net loss from operations	(257,170)	(257,830)

Other expense
Factoring Fees	202,284	-
Interest Expense	140,359	-
Interest expense - related party	1,000	1,000
Interest expense	343,643	1,000

Loss before tax benefit	(600,813)	(258,830)

Income tax benefit	-	-

Net Loss	$(600,813)	$(258,830)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	26,799,927	27,179,634

The accompanying notes are an integral part of these financial statements.

Veroni Brands Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

December 31, 2019 and 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	-	-	18,300,000	$1,830	$83,826	$(47,357)	$38,299

Redeemed shares	-	-	(2,020,000)	(202)	(19,998)		$(20,200)

Issuance of common stock for services	-	-	20,000	2	14,998	-	15,000

Issuance of common stock for cash	-	-	10,268,400	1,026	320,257	-	321,283

Warehouse services provided by shareholder contributed as capital	-	-			10,600		10,600

Net Loss for the year	-	-	-	-	-	(258,830)	(258,830)

Balance, December 31, 2018	-	-	26,568,400	2,656	409,683	(306,187)	106,152

Issuance of common stock for services	-	-	29,997	3	22,494		22,497

Issuance of common stock for cash	-	-	203,000	21	152,229	-	152,250

Issuance of common stock, in lieu of interest	-	-	186,965	18	140,205	-	140,223

Conversion of promissory note to common stock	-	-	286,667	29	214,971	-	215,000

Redemption and cancellation of shares	-	-	(125,000)	(12)	(24,988)		(25,000)

Cancellation of shares	-	-	(125,000)	(12)	12		-

Net Loss for the year	-	-	-	-	-	(600,813)	(600,813)

Balance, December 31, 2019	-	-	27,025,029	$2,703	$914,606	$(907,000)	$10,309

The accompanying notes are an integral part of these financial statements.

VERONI BRANDS CORP.

STATEMENTS OF CASH FLOW

December 31, 2019 and 2018

	2019	2018
Cash flow from operating activities:
Net Loss	$(600,813)	$(258,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service	22,496	15,000
Stock issued in lieu of cash payment of interest	140,224	-
Expenses paid by stockholder and contributed as capital	-	10,600
Expenses paid by shareholder	11,586	-
Changes in:
Trade accounts receivable	(108,582)	(13,160)
Allowance for doubtful accounts	(7,823)	-
Contract Receivables	(1,554,510)	-
Prepaid expenses and other current assets	50,303	(49,484)
Inventory	(402,278)	(208,369)
Deposits	(9,310)	-
Accounts payable	155,574	57,297
Accounts payable related party	546,612	-
Accrued liabilities	65,894	-
Contract liabilities	143,033	-
Deferred rent	1,716
Net cash used in operating activities	(1,545,878)	(446,946)

Cash flows from financing activities:
Repayment of stockholders loans	(140,000)	-
Repayment of notes payable	(65,000)	(8,000)
Collection of subscription receivable	-	210
Proceeds from advance from related party	-	156,059
Proceeds from issuance of notes payable	280,000	-
Proceeds from issuance of common stock	152,250	301,081
Proceeds from contract receivables with recourse	1,414,639	-
Net cash provided by financing activities	1,641,889	449,350

Net change in cash	96,011	2,404
Cash at the beginning of the year	2,999	595
Cash at the end of the year	$99,010	$2,999

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,000	$-

Non-cash investing and financing activities
Conversion of promissory note	$215,000	$-
Redemption and cancelation of shares	$25,000	$-
Liabilities paid by shareholder	$14,726	$-
Financing of insurance premiums	$-	$8,000

The accompanying notes are an integral part of these financial statements.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2019 and 2018

Note 1 - Nature of Operations and Financial Condition

Veroni Brands Corp. (the “Company”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisition.

The Company has been formed to acquire, operate, develop, grow and import premium European products into the U.S. market. Veroni Brands was created to search out desirable premium products across Europe and make them accessible to discerning consumers in the U.S. Veroni Brands strives to import the extraordinary and delight its consumers with experiences that had previously only been attainable in Europe. In January 2018, the Company became an exclusive importer and distributor of “Iron Energy” by Mike Tyson. The beverage became available to consumers in select Chicago area markets in May 2018 in three different flavors such as “Mojito,” “Zero Sugar” and “Original.” During 2019, the Company built the distribution of the Iron Energy product nationwide. Beginning in February 2019, the Company expanded its import and distribution network with the distribution of chocolate products and significantly grew its sales and distribution volumes. The Company entered into long term supply agreements with major U.S national retailers to import chocolate products under “Private Label Brands” that are currently being sold in over 20,000 retail locations across the U.S. The Company takes pride in the variety of consumer products it imports and is proud to share them with its consumers nationwide. The Company’s recent expansion of the import and distribution of snacks, chocolate and chocolate related products that are currently being sold to U.S. national retailers presents the Company with a substantial growth opportunity to introduce to its retail partners to many other consumer products and to increase its network of retailers.

Going Concern

The Company has generated revenue this year of approximately $6.7 million and incurred a net loss of $600,813 for the year ending December 31, 2019 and has an accumulated deficit of $907,000 since its inception. As of December 31, 2019, the Company had a cash balance available of approximately $99,010 and working capital of $2,715 which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The Company failed to meet its minimum annual purchase requirements under the FoodCare Sp. z.o.o. (“FoodCare”) agreement, in part due to FoodCare’s failure to provide promised marketing support. The Company is currently re-evaluating the agreement and relationship with FoodCare. If the FoodCare agreement is terminated, the Company would no longer have exclusive rights to distribute FoodCare’s Iron Energy drinks. The Company has found greater success with the distribution of chocolate and snack products instead of beverages. In addition to importing products from Millano Group, the Company has recently established relationships with other European manufacturers that can manufacture wide range of “panned” products, meaning those that are coated with a sugar syrup and/or chocolate, such as nuts, raisin, pretzels, fruits and many other “panned” and healthy snacks items as well as chocolate bars, multi-flavor truffles, sticks, chocolate cups, 5-bites, chocolate covered gummies, chocolate Easter eggs, custom Christmas chocolate figures as well as Advent calendars and many other products to support demand of the Company’s national retailers.

The Company is continuing to evaluate various financing options in order to continue the funding of the expansion of its operations, the products being offered and its customer base.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2018 financial statements to conform to the 2019 presentation. These reclassifications have no effect on net loss for 2018.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the year ending December 31, 2019 and 2018 is $50,117 and $46,564, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of inventory and associated reserves, and allowances and reserves in regards to receivables and revenue. Actual results could differ from those estimates.

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of ASU Topic 606. The Company has adopted the new standard on January 1, 2019 and has used the modified retrospective method. The majority of the Company’s business is ship and bill. Based on our analysis, the Company did not identify a cumulative effect adjustment to retained earnings at December 31, 2018. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 606 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 606, the Company performs the following five steps: (1) identify the contract (s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 11 for revenue disaggregated by product line.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either picked up or delivered based on the terms contained within the underlying contracts or agreements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

Shipping Costs

Costs associated with shipping product to customers were $201,561 and $0 for the years ended December 31, 2019 and 2018, respectively, is included in warehouse and selling expenses.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2019 and 2018, respectively.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when the Company determines that the potential for recovery is remote. An allowance for doubtful accounts of approximately $2,125 and $9,900 is reserved as of December 31, 2019 and 2018, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. For the year ended December 31, 2019, we had one customer who comprised approximately 86% or $1,453,432 of our contract receivables with recourse and one customer who comprised approximately 57% or $74,544 of our accounts receivable. For the year ended December 31, 2018, we had no customers whose accounts receivable exceeded 10% of our accounts receivable.

For the year ended December 31, 2019, we had two customers with sales in excess of 10% of our revenue and they represented 72% of our revenue. For the year ended December 31, 2018, we had two customers with sales in excess of 10% of our revenue and they represented 64% of our revenue.

Distribution Agreements and Supplier Concentration

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

The Company failed to meet its minimum purchases in 2018, due in part to FoodCare’s failure to provide marketing support as promised. The Company is currently re-evaluating the agreement and relationship with FoodCare.

The Company’s only business line in 2018 was the distribution of “Iron Energy” drink that continues to be part of the Company’s product offering in 2019. The cancelation of the “Iron Energy” drink distribution agreement will not significantly affect the company or its revenue.

At the beginning of 2019, the Company established relationships with other European manufacturers that can manufacture a wide range of “panned” products such as nuts, raisin, pretzels, fruits and many other “panned” and healthy snacks items, as well as chocolate bars, multi-flavor truffles, sticks, chocolate cups, 5-bites, chocolate covered gummies, chocolate Easter eggs, custom Christmas chocolate figures as well as Advent calendars and many other products to support demand from the Company’s national retailers.

Vendor Concentration

Currently, the Company is sourcing all its chocolate products and snacks from the Millano Group, a related party. The Company has not entered into a distributor agreement but is currently negotiating an agreement with Millano Group. The Company, due to relationships with other European manufacturers, could find other sources to replace its chocolate and snack products if the Company were to terminate Millano Group as it suppler for chocolate products. Total purchases in 2019 were approximately $5,102,224 which represents 99% of product purchases.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, there were no net deferred tax assets, as the Company established a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2019 and 2018, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at December 31, 2019 and 2018 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

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

December 31, 2019 and 2018

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 provides guidance in GAAP about the recognition of assets and liabilities by lessees for those leases classified as operating leases under GAAP. The guidance requires that a lessee should recognize in the statement of financial position a liability to make lease payments and a right-to-use asset representing the company’s right to use the underlying assets for the term of the lease. The guidance allows a lessee who enter into a lease with a term of 12 months or less to make an accounting policy election to not recognize assets and liabilities. In November 2019, the FASB provided updated guidance that allowed certain entities to delay the adoption of the standard and the provisions of ASU 2016-02 are effective for the fiscal periods beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. Early application is permitted. The Company has not yet elected this accounting guidance and continues to review the effect adoption will have on its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update should be applied on a prospective basis. The provisions of ASU 2017-04 are effective for the fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company has not yet elected this accounting guidance.

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. For emerging growth companies, the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2019. The Company is in the process of reviewing the potential impact of ASU 2018-07.

Note 3 – Inventory

Finished Goods inventory consist of “Iron Energy” energy drinks, chocolates, and related products imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or net realizable value. Inventory cost includes all freight (ocean, air and truck) costs to the warehouse, import duties, regulatory and miscellaneous fees. Inventory is as follows:

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2019 and 2018

Note 3 – Inventory (Continued)

	December 31, 2019	December 31, 2018

Finished goods – in transit to warehouse	$399,043	$-
Finished goods – in warehouse	211,604	192,318
Finished goods - consignment	-	16,051
	$610,647	$208,369

During 2019, the Company removed beverage product totaling approximately $245,000 from inventory due to reaching the end of its shelf life and becoming unsaleable. A proprietary label problem on some chocolate products of approximately $207,900 was identified and removed from inventory as the product was unsaleable. The labeling problem was corrected for future products.

Note 4 – Prepaid Expenses

Prepaid inventory

The Company’s foreign suppliers will generally require that the Company pay in advance of an inventory shipment to it from Europe. The Company’s current agreement with FoodCare includes provisions in which title for the inventory passes upon FoodCare loading the product onto truck transport for delivery to the seaport in Poland. Amounts transferred to FoodCare to secure future delivery, but prior to transfer of title of those shipments, are recorded as prepaid inventory.

	December 31, 2019	December 31, 2018

Prepaid services	$1,049	$3,674
Prepaid Rent	4,655	-
Prepaid inventory	50,310	102,643
	$56,014	$106,317

Note 5 – Notes Payable Other

On February 6, 2019 the Company issued a promissory note in the amount of $150,000, bearing interest at 4% monthly or the equivalent of 48% per annum rate. The note was repaid in full in June 2019. The Company issued to the lender 26,965 shares of the Company’s common stock value at $20,224 in lieu of a cash payment of interest.

On February 22, 2019, the Company entered into a promissory note in the amount of $215,000. The note matured on December 31, 2019 and at the option of the lender could be converted in shares of the Company’s common stock at $0.75 per share during the term of the note. The Company agreed to issue to the lender 150,000 shares of the Company’s common stock on or before December 31, 2019 as a one-time consideration for making the loan in lieu of a cash payment of interest. The common stock issuable under the term of the promissory note was valued at $112,500 with an effective interest rate of 88.5% and was amortized over the term of the note. Through December 31, 2019 approximately $112,500 has been amortized and recorded as Interest Expense. The lender in December 2019 converted the promissory note into 286,667 shares of the Company’s common stock at the conversion price of $0.75 per share.

On March 11, 2019, the Company issued a promissory note in the amount of $65,000. The note accrued interest at 5% every 45 days on the unpaid principal balance or the equivalent of 40.6% per annum rate. The promissory note was repaid in full on June 11, 2019. The Company issued to the lender 10,000 shares of the Company’s common stock valued at $7,500 in lieu of a cash payment of interest.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2019 and 2018

Note 6 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. On September 11, 2019, the lender (now doing business as Triumph Business Capital), entered into an amended agreement with the Company which lowered the interest rate charged by the lender from 0.49% for every 10 days to Prime Rate (floor of 5.5%) plus 3%. As of December 31, 2019 the Company owes $1,414,639 for advances on their receivables. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company and a major shareholder have guaranteed the debt.

Note 7 – Stockholders’ Equity

The Board of Directors is authorized to issue preferred stock by series that will establish the number of shares to be included and fix the designation, powers, preferences and rights of the shares each such series and the qualifications, limitations or restrictions thereof. At December 31, 2019, the Company has not established any series of preferred stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

From January 1 to December 31, 2018 the Company issued 10,268,400 shares of common stock in consideration of cash proceeds of $321,283 and redeemed 2,020,000 shares of its common stock and refunded $20,200 for net proceeds of $301,083 and collected a subscription receivable of $210.

From January 1 to December 31, 2019 the Company issued 203,000 shares of common stock in consideration of cash proceeds of $152,250. The Company also issued 29,997 shares of common stock for services rendered with a value of $22,497 and issued 186,965 shares valued at $140,223 in lieu of a cash payment of interest and issued 286,667 shares upon the conversion of the $215,000 promissory note.

At December 31, 2019, the Company has no outstanding options or warrants.

Note 8 –Related Party Transactions

During 2018, two significant shareholders of the Company advanced the Company $157,059. The advance was evidenced by two individual notes totaling $155,000 which were due on or before August 1, 2019 and a payable of $2,059. The two notes have a fixed interest fee of $1,000 for each of the notes. One shareholder was repaid in June 2019 his promissory note and accrued interest which totaled $61,000. In December 2019 the shareholder paid $6,276 of Company expenses and $14,726 of Company liabilities. In January 2020 the Company reimbursed the shareholder. The due date for the second shareholder note has been extended to be due on or before August 1, 2020 and as of December 31, 2019, $78,000 has been repaid leaving an outstanding loan balance of $17,000 and a payable of $4,370. Unpaid interest of $1,000 has been accrued as of December 31, 2019 for the remaining promissory note. The Company repaid the remaining principal and accrued interest in February 2020 and paid $2,311 of the outstanding payable in March 2020. At December 31, 2019 the related party balances were as follows:

	December 31, 2019	December 31, 2018

Loans	$17,000	$155,000
Accounts payable	25,371	2,059
Total related party	$42,371	$157,059

The unpaid loan balance of $17,000 at December 31, 2019 was repaid during January and February 2020.

The Company is purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of a major shareholder), and was owed $546,612 at December 31, 2019. The balance is reflected in accounts payable related party.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2019 and 2018

Note 9 – Income Taxes

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

Significant components of the Company’s deferred tax assets were as follows for the year ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforward	$229,000	$64,000
Total deferred tax assets	$229,000	$64,000

Deferred tax liabilities	-	-

Total deferred tax liabilities	-	-

Net deferred tax assets (liabilities)	229,000	64,000
Less valuation allowance	(229,000)	(64,000)
Net deferred tax assets (liabilities)	$-	$-

At December 31, 2019 and, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $752,000. The federal and state net operating loss carryforwards will expire beginning in 2037. The income tax expense (benefit) consisted of the following for the years ended December 31, 2019 and 2018:

	2019	2018

Total current	$-	$-
Total deferred	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a reconciliation of the expected statutory federal income tax provision (15%) to the actual income tax benefit for the years ended December 31, 2019 and 2018:

	2019	2018

Federal statutory rate (benefit)	$(126,000)	$(51,200)
State tax (benefit), net of federal benefits	(39,000)	(17,800)
Permanent differences	-	7,400
Change in valuation allowance	165,000	61,600
	$-	$-

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2019 and 2018

Note 10– Office Lease

On February 4, 2019, the Company entered into a sublease for office space located in Bannockburn, Illinois. The sublease terminates on September 30, 2022. Rent for the year ending December 31, 2019 was $52,256. The annual rent per the sublease is as follows:

2020	$57,396
2021	59,107
2022	15,110
$131,613

The Company also paid a security deposit of $9,310.

Note 11– Revenue

The Company has included in current liabilities, contract liabilities which represent an estimate for customer chargebacks related to delivery exceptions and other allowances to customers based on their respective contracts or agreements. At December 31, 2019, the Company reduced revenue in the amounts of $131,239 for chargebacks and $338,428 in other allowances to customers.

The Company’s revenue is invoiced when control passes to the customer. Payment terms range from 30 days to 120 days with discounts offered for early payment.

The following table presents revenues by product line for the years ended December 31:

	2019	2018
Chocolate	$6,570,709	$-
Energy drinks	108,081	61,333
Totals	$6,678,790	$61,333

Note 12– Commitments and Contingencies

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

Note 13 – Subsequent Events

In January 2020 the Company received $45,000 for 60,000 shares of common stock valued at $0.75 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

As of December 31, 2019, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of December 31, 2019, our President and Chief Financial Officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of December 31, 2019.

As a result of our material weakness described below, management has concluded that, as of December 31, 2019, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at December 31, 2019:

●	There is a lack of segregation of duties within the accounting and financial reporting process along with the proper safeguards to prevent the management override of controls, as the Company has only one executive officer.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at December 31, 2019.

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

Igor Gabal, age 45, serves as President, Secretary, Chief Financial Officer and Director of the Company. Mr. Gabal has over 15 years of middle-market private equity investment experience primarily in real estate, industrial manufacturing, consumer packaged goods distribution or services operating industries. He has initiated and overseen add-on acquisitions, debt capital market issues for various companies and has experience and relationships with middle-market private equity firms, investment banks and debt financing sources. Prior to founding Veroni Brands, Corp. Mr. Gabal served as a board member and managing member for Guterman Partners Companies since 2009. Mr. Gabal was acting as EVP for Baron Chocolatier, Inc. the company that has specialized on the import and distribution of chocolate related products throughout the United States since 2016. Mr. Gabal received his Bachelor of Science in Business Management degree from DeVry Institute in 2000 and also attended Kellogg School of Management 2000-2002.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2019, there were no instances where officers, directors, or greater than 10% beneficial owners did not comply with Section 16(a) of the Exchange Act.

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

To date, the Company has paid $31,250 in compensation to its sole executive officer and director. The Company may choose to pay a salary or fees to its executive management in the future. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2019.

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

There are no current outstanding equity awards to our executive officers as of December 31, 2019.

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

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives. No incentive bonuses had been granted at December 31, 2019.

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

The following table sets forth certain information regarding beneficial ownership of our common stock on April 10, 2020 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock and our current director and executive officer.

Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percent of Class for Vote (2)
Tomasz Kotas (3)	12,788,399	47.2%
Igor Gabal (4)	12,100,000	44.7%

(1)	To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, it is anticipated that each person named in the table will have sole voting and investment power with respect to the shares set forth opposite such person’s name.
(2)	Based on 27,085,028 shares of common stock outstanding as of April 10, 2020.
(3)	The address of Mr. Kotas is 1950 Telegraph Road, Lake Forest, IL 60045. Includes 44,000 shares held of record by his wife.
(4)	Mr. Gabal is the sole officer and director of the Company. Includes 7,200,000 shares held of record by GP Michigan, LLC, a company controlled by Mr. Gabal. Mr. Gabal’s address is 6715 N. Sauganash Avenue, Lincolnwood, IL 60712.

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

On October 2, 2018, the Company borrowed $60,000 from Igor Gabal, the sole officer and director of the Company, and on October 3, 2018, the Company borrowed $95,000 from Tomasz Kotas, the Company’s largest shareholder. Both of the promissory notes evidencing the debts had a maturity date of August 1, 2019 and a flat interest amount of $1,000. The Company repaid Mr. Gabal’s note in June 2019, together with the accrued interest. Mr. Kotas extended the maturity date of his note to August 1, 2020. As of December 31, 2019, $17,000 of the principal and $1,000 of accrued interest remained outstanding. These amounts were paid in January and February 2020.

In December 2019, Mr. Gabal paid $6,276 of Company expenses and $14,726 of Company liabilities. These amounts were reimbursed in January 2020.

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. Igor Gabal, the sole officer and director of the Company, and Tomasz Kotas, the largest shareholder of the Company, have provided their personal guarantees. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. As of December 31, 2019, the Company owed $1,414,639 for advances on its receivables.

The Company is currently purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of Tomasz Kotas). As of December 31, 2019, $546,612 was owed to Millano Group.

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

Item 14.	Principal Accounting Fees and Services.

Fees paid to our principal accountants, LJ Soldinger Associates, LLC for the fiscal years ended December 31, 2019 and 2018, were as follows:

	Year Ended December 31,
	2019	2018
Audit fees (1)	$47,810	$30,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$47,810	$30,500

(1)	The amount billed or to be billed to us for professional services related to the audit of our annual financial statements for the years ended December 31, 2019 and 2018 included reviews of our quarterly reports on Form 10-Q.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board of Directors pre-approves all services to be provided to our Company by the independent auditors. This includes the pre-approval of (i) all audit services and (ii) any significant (i.e., not de minimis) non-audit services. Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence. All services provided by and fees paid to our independent auditors for 2019 and 2018 were pre-approved by the Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Promissory note dated October 2, 2018 to Igor Gabal (4)
10.3	Promissory note dated October 3, 2018 to Tomasz Kotas (4)
10.4	Amendment 2 to Factoring and Security Agreement with Triumph Business Capital dated September 11, 2019 (5)
16.1	Letter from KCCW Accountancy Corp. (6)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certification of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Annual Report on Form 10-K of Veroni Brands Corp. for the fiscal year ended December 31, 2019, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed April 16, 2019.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 14, 2019.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated February 23, 2018, filed February 26, 2018.

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

VERONI BRANDS CORP.

Dated: April 14, 2020	By:	/s/ Igor Gabal
Igor Gabal, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Igor Gabal	Principal Executive, Financial and Accounting Officer and Director	April 14, 2020
Igor Gabal

