Form 10-Q
period 2020-03-31
Veroni Brands Corp.
filed 2020-05-15
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,085,028 shares as of May 14, 2020

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2020

Veroni Brands Corp.

BALANCE SHEETS

March 31, 2020 and December 31, 2019

	2020	2019
	(Unaudited)	*
ASSETS
Current Assets
Cash & equivalents	$16,169	$99,010
Accounts receivable, net allowance for doubtful accounts of $0 and $2,125 respectively	248,703	129,565
Contract receivables with recourse	723,096	1,554,510
Other receivables, related party	184,848	-
Inventory	403,638	610,647
Prepaid expenses and other current assets	114,574	56,014
Total Current Assets	1,691,028	2,449,746

Deposits	9,310	9,310

Total Assets	$1,700,338	$2,459,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$235,008	$184,561
Accounts payable related party	371,836	546,612
Customer deposits	25,000	-
Accounts payable - related parties including accrued interest	3,059	43,370
Contract receivables liability with recourse	661,382	1,414,639
Accrued liabilities	132,015	114,816
Contract liabilities	73,000	143,033
Note payable	14,859	-
Total Current Liabilities	1,516,159	2,447,031

Deferred Rent	1,905	1,716
Total Liabilities	1,518,064	2,448,747

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of March 31, 2020 and December 31, 2019	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 27,085,029 and 27,025,029 shares issued, issuable** and outstanding as of March 31, 2020 and December 31, 2019, respectively	2,709	2,703
Additional paid-in capital	959,600	914,606
Accumulated Deficit	(780,035)	(907,000)
Total Stockholders’ Equity	182,274	10,309
Total Liabilities and Stockholders’ Equity	$1,700,338	$2,459,056

* These number are derived from the audit financial statements for the year ended December 31, 2019
** Includes 436,669 shares issuable at December 31, 2019

The accompanying notes are an integral part of these condensed financial statements.

Veroni Brands Corp.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2020 and 2019

Unaudited

	2020		2019

Revenue, net		$1,140,685		$1,039,356
Cost of sales, related party		719,109		-
Cost of sales		15,357		888,442
Total cost of sales		734,466		888,442
Gross profit		406,219		150,914
Warehouse and selling expenses		86,141		86,377
General and administrative expenses		170,083		47,829
Total operating expenses		256,224		134,206
Net income (loss) from operations		149,995		16,708
Other expense
Factoring fees		23,030		-
Interest expense		-		19,667
Total other expense		23,030		19,667
Income (Loss) before income taxes		126,965		(2,959)
Income taxes		-		-
Net income (loss)		$126,965		$(2,959)
Net income (loss) per share:
Basic and diluted	$	*	$	*
Weighted average shares outstanding:
Basic and diluted		27,075,799		26,656,181

* less than $.01 per share

The accompanying notes are an integral part of these condensed financial statements.

Veroni Brands Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2020

Unaudited

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	27,025,029	$2,703	$914,606	$(907,000)	$10,309

Issuance of common stock for cash	60,000	6	44,994	-	45,000

Net income for the three months ended March 31, 2020	-	-	-	126,965	126,965

Balance, March 31, 2020	27,085,029	$2,709	$959,600	$(780,035)	$182,274

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019

Unaudited

Balance, December 31, 2018	26,568,400	$2,656	$409,683	$(306,187)	$106,152

Issuance of common stock for services	29,997	3	22,495		22,498

Issuance of common stock for cash	203,000	21	152,229	-	152,250

Net loss for the three months ended March 31, 2019	-	-	-	(2,959)	(2,959)

Balance, March 31, 2019	26,801,397	$2,680	$584,407	$(309,146)	$277,941

The accompanying notes are an integral part of these condensed financial statements.

Veroni Brands Corp.

STATEMENTS OF CASH FLOW

For the three months ended March 31, 2020 and 2019

Unaudited

	2020	2019

Cash flow from operating activities:
Net Income (Loss)	$126,965	$(2,959)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for service	-	22,498
Changes in:
Trade accounts receivable	(119,138)	(493,393)
Contract receivables	831,414	(459,811)
Other receivables related party	(184,848)	-
Inventory	207,009	(548,313)
Prepaid expenses and other current assets	(43,701)	88,644
Accounts payable	50,447	454,098
Accounts payable related party	(174,776)	-
Customer deposits	25,000	-
Accrued liabilities	17,199	70,847
Deferred rent	189	-
Contract liabilities	(70,033)	-
Notes and accounts payable - related party including interest	-	4,132
Net cash provided by (used in) operating activities	665,727	(864,257)

Cash flows from financing activities:
Repayment of shareholders loans	(40,311)	-
Proceeds from issuance of notes payable	-	330,000
Proceeds from issuance of common stock	45,000	152,250
(Payment of) proceeds from contract receivables with recourse	(753,257)	390,839
Net cash (used in) provided by financing activities	(748,568)	873,089

Net change in cash	(82,841)	8,832

Cash at the beginning of the year	99,010	2,999

Cash at the end of the period	$16,169	$11,831

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities
Financing of insurance premiums	$14,859	$-

The accompanying notes are an integral part of these condensed financial statements

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2020 and 2019

Note 1 - Nature of Operations and Financial Condition

Veroni Brands Corp. (the “Company”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisition.

The Company has been formed to acquire, operate, develop, grow and import premium European products into the U.S. market. Veroni Brands was created to search out desirable premium products across Europe and make them accessible to discerning consumers in the U.S. Veroni Brands strives to import the extraordinary and delight its consumers with experiences that had previously only been attainable in Europe. In January 2018, the Company became an exclusive importer and distributor of “Iron Energy” by Mike Tyson. The beverage became available to consumers in select Chicago area markets in May 2018 in three different flavors such as “Mojito,” “Zero Sugar” and “Original.” During 2019, the Company built the distribution of the Iron Energy product nationwide. Beginning in February 2019, the Company expanded its import and distribution network with the distribution of chocolate products and significantly grew its sales and distribution volumes. The Company entered into long term supply agreements with major U.S national retailers to import chocolate products under its “Sweet Desire” brand as well as “Private Label Brands” that are currently being sold in over 20,000 retail locations across the U.S. The Company takes pride in the variety of consumer products it imports and is proud to share them with its consumers nationwide. The Company’s recent expansion of the import and distribution of snacks, chocolate and chocolate related products that are currently being sold to U.S. national retailers presents the Company with a substantial growth opportunity to introduce to its retail partners to many other consumer products and to increase its network of retailers.

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

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on April 14, 2020 for the years ended December 31, 2019, and 2018.

Going Concern

The Company has generated revenue this year of approximately $1.1 million and has income of $126,965 for the three months ending March 31, 2020 and has an accumulated deficit of $780,035 since its inception. As of March 31, 2020, the Company had a cash balance available of $16,169 and working capital of $174,869, which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2020 and 2019

Note 1 - Nature of Operations and Financial Condition (continued)

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

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2019 financial statements to conform to the 2020 presentation. These reclassifications have no effect on net loss for 2019.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the three months ending March 31, 2020 and 2019 is $0 and $2,825, respectively.

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

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (Continued)

To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 10 for revenue disaggregated by product line.

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

Shipping Costs

Costs associated with shipping product to customers aggregating approximately $49,399 and $0 for the three months ended March 31, 2020 and 2019, respectively, is included in warehouse and selling expenses.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2020 and December 31, 2019, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when the Company determines that the potential for recovery is remote. An allowance for doubtful accounts of approximately $0 and $2,125 is reserved as of March 31, 2020 and December 31, 2019, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2020, the Company had one customer that comprised approximately 77% or $750,704 of its combined accounts receivables and contract receivables with recourse.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (Continued)

Distribution Agreements and Supplier Concentration

The Company’s only business line in 2018 was the distribution of “Iron Energy” drink that continued to be part of the Company’s product offering in 2019. The cancelation of the “Iron Energy” drink distribution agreement will not significantly affect the Company or its revenue.

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

Currently, the Company is sourcing all its chocolate products from the Millano Group, a related party. The Company has not entered into a distributor agreement but is currently evaluating entering into an agreement with Millano Group. The Company, due to relationships with other European manufacturers, could find other sources to replace its chocolate products if the Company terminates Millano Group as it suppler for chocolate products.

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2020 and December 31, 2019, there were no net deferred tax assets, as the Company established a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2020 and 2019, there are no outstanding dilutive securities.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (Continued)

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at March 31, 2020 and December 31, 2019 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

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

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (Continued)

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

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. For emerging growth companies, the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2019. The Company has Adopted the guidance effective January 1, 2020. Through March 31, 2020 the Company has had no share based payments.

Note 3 – Inventory

Finished Goods inventory consist of “Iron Energy” energy drinks, chocolates, and related products imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or net realizable value. Cost includes all freight (ocean, air and truck) costs to the warehouse, import duties, regulatory and miscellaneous fees. Inventory is as follows:

	March 31, 2020	December 31, 2019

Finished goods – in transit to warehouse	$-	$399,043
Finished goods – in warehouse	403,638	211,604
	$403,638	$610,647

During the first quarter of 2020, the Company removed beverage product totaling approximately $12,791 from inventory due to reaching the end of its shelf life and becoming unsaleable.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2020 and 2019

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

Prepaid were as follows:

	March 31, 2020	December 31, 2019

Prepaid services	$18,698	$1,049
Prepaid rent	-	4,655
Prepaid packaging	2,440	-
Prepaid promotion	43,126	-
Prepaid inventory	50,310	50,310
	$114,574	$56,014

Note 5 – Notes Payable Other

On February 6, 2019 the Company issued a promissory note in the amount of $150,000, bearing interest at 4 percent monthly or the equivalent of 48 percent per annum. The note was repaid in full by June 30, 2019. The Company issued to the lender 26,965 shares of the Company’s common stock valued at $20,224 in lieu of a cash payment of interest.

On February 22, 2019, the Company entered into a promissory note in the amount of $215,000. The note matured on December 31, 2019 and was convertible into shares of the Company’s common stock at $0.75 per share during the term of the note. The Company agreed to issue to the lender 150,000 shares of the Company’s common stock on or before December 31, 2019 as a one-time consideration for making the loan and in lieu of a cash payment of interest. The common stock issuable under the term of the promissory note was valued and recorded in 2019 at $112,500 with an effective interest rate of 88.5 percent and was amortized over the term of the note. During December 2019, the lender converted the promissory note into 286,667 shares of the Company’s common stock at the conversion price of $0.75 per share.

On March 11, 2019, the Company issued a promissory note in the amount of $65,000. The note accrued interest at 5 percent every 45 days on the unpaid principal balance or the equivalent of 40.6 percent per annum rate. The promissory note was repaid in full on June 11, 2019. The Company issued to the lender 10,000 shares of the Company’s common stock valued at $7,500 in lieu of a cash payment of interest.

Note 6 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. On September 11, 2019, the lender (now doing business as Triumph Business Capital), entered into an amended agreement with the Company which lowered the interest rate charged by the lender from 0.49 percent for every 10 days to Prime Rate (floor of 5.5 percent) plus 3 percent. As of March 31, 2020 and December 31, 2019, the Company owes $661,382 and $1,414,639, respectively, for advances on their receivables. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company and a major shareholder have guaranteed the debt.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2020 and 2019

Note 7 – Stockholders’ Equity

The Board of Directors is authorized to issue preferred stock by series that will establish the number of shares to be included and fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. At March 31, 2020, the Company has not established any series of preferred stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

From January 1 to March 31, 2019 the Company issued 203,000 shares of common stock in consideration of cash proceeds of $152,250. The Company also issued 29,997 shares of common stock for services rendered with a value of $22,498.

From January 1 to March 31, 2020 the Company issued 60,000 shares of common stock in consideration of cash proceeds of $45,000.

At March 31, 2020, the Company has no outstanding options or warrants.

Note 8 –Related Party Transactions

During 2018, two significant shareholders of the Company advanced the Company $157,059. The advance was evidenced by two individual notes totaling $155,000 which were due on or before August 1, 2019 and a payable of $2,059. The two notes have a fixed interest fee of $1,000 for each of the notes. One shareholder was repaid in June 2019 on his promissory note and accrued interest which totaled $61,000. The due date for the second shareholder note has been extended to be due on or before August 1, 2020 and as of March 31, 2020, $97,311 has been repaid leaving $0 of an outstanding loan balance and a payable to that lender of $3,059, which includes unpaid interest of $1,000. At March 31, 2020 and December 31, 2019, the related party balances were as follows:

	March 31, 2020	December 31, 2019

Loans	$-	$17,000
Accounts payable and accrued interest	3,059	26,370
Total related party	$3,059	$43,370

The Company is purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of a major shareholder), and Millano Group was owed $371,836 and $546,612 at March 31, 2020 and December 31, 2019, respectively. The balance is reflected in accounts payable related party.

On March 30, 2020, the Millano Group agreed to reimburse the Company $184,848 for a 2019 customer credit for a recall that is reflected in other receivable related party. The Cost of Sales has been reduced by $184,848 during the first quarter of 2020 due to this credit.

Note 9– Office Lease

On February 4, 2019, the Company entered into a sublease for office space located in Bannockburn, Illinois. The sublease terminates on September 30, 2022. Rent for the three months ending March 31, 2020 and 2019 was $14,433 and $8,645, respectively. The annual rent per the sublease is as follows:

2020	$57,396
2021	59,107
2022	15,110
$131,613

The Company also paid a security deposit of $9,310.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2020 and 2019

Note 10– Revenue

During the three months ended March 31, 2020, the Company had two customers whose sales accounted for approximately 78% of revenue.

The following table presents net revenues by product line for the years ended March 31:

	2020	2019
Chocolate	$1,116,499	$1,039,297
Energy drinks	24,186	59
Totals	$1,140,685	$1,039,356

Note 11– Commitments and Contingencies

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

Note 12 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2020 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Revenues and Losses

Three Months Ended March 31, 2020 Compared to March 31, 2019. During the three months ended March 31, 2020 and 2019, the Company generated revenues of $1,140,685 and a gross profit of $406,219, compared to revenues of $1,039,356 and gross profit of $150,914 in 2019. The increase in revenue relates to the Company’s sales and marketing efforts. During the quarter ended March 31, 2020, Millano Group, the Company’s chocolate supplier, agreed to give the Company a credit of approximately $184,000 for chocolate that the Company had to write-off in the quarter ended December 31, 2019. The write-off in 2019 was a result of the product being unsaleable due to a proprietary labeling problem. This resulted in the Company applying for a credit in 2020 and obtaining the supplier’s approval. The credit reduced the Company’s cost of sales and increased the gross profit by approximately $184,000 for the quarter ended March 31, 2020.

Operating expenses of $256,224 during the three months ended March 31, 2020 consisted of warehouse and selling expenses of $86,141 and general and administrative costs of $170,083. For the comparable 2019 period, warehouse and selling expenses and general and administrative costs were $86,377 and $47,829, respectively, for a total of $134,206 in operating expenses. The increase in operating expenses is directly related to the Company paying $65,000 of salaries and wages in the quarter ended March 31, 2020 compared to no payroll in the quarter ended March 31, 2019. Also due to its increase in operations, the Company incurred $44,000 of legal and professional services for the quarter ended March 31, 2020, compared to $12,500 in the quarter ended March 31, 2019.

The Company also incurred factoring fee expense of $23,030 for the three months ended March 31, 2020, as compared to $0 for the 2019 period. In 2019, the Company engaged instead in short term borrowing to provide working capital and incurred $19,667 of interest expense. Accordingly, for the three months ended March 31, 2020, the Company generated net income of $126,965, as compared to a net loss of $2,959 for 2019.

Liquidity and Capital Resources

During the three months ended March 31, 2020, the Company’s operating activities provided net cash of $665,727, primarily through its net income and decreases in its contract receivables with recourse of $831,414 and inventory in the amount of $207,009, offset by increases in trade accounts receivable of $119,138, other receivables related party of $184,848, and accounts payable related party of $174,776 for that period. Net cash used by financing activities totaled $748,568, with $753,257 used to pay contract receivables with recourse. In comparison, the Company used net cash of $864,257 during the comparable 2019 period for its operating activities, with $873,089 being provided by financing activities. The financing activities for the quarter ended March 31, 2019 were a result of proceeds of $330,000 from the issuance of debt, $152,250 from the issuance of common stock, and approximately $391,000 from the proceeds received from factoring its receivables. The Company had a cash balance of $16,169 and working capital of $174,869 as of March 31, 2020, as compared to a cash balance of $99,010 and working capital of $2,715, as of December 31, 2019.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2020, particularly for the financing of inventory. While the Company has recently entered into a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through the date of this report, the Company has engaged in sales of its equity securities in private placements. Through March 31, 2020, 10,531,400 shares have been sold for total gross proceeds of $518,533, 29,997 shares have been issued for services rendered valued at $22,497, 186,965 shares valued at $140,223 have been issued in lieu of interest, 286,667 shares have been issued upon conversion of a $215,000 promissory note, and a total of 2,270,000 shares were redeemed for $45,200.

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

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells the majority of its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. The loan is guaranteed by two major shareholders of the Company. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. As of March 31, 2020, the Company owed $661,382 for advances on its receivables.

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

As of March 31, 2020, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of March 31, 2020, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of March 31, 2020.

As a result of our material weakness described below, management has concluded that, as of March 31, 2020, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at March 31, 2020:

●	There is a lack of segregation of duties within the accounting and financial reporting process along with the proper safeguards to prevent the management override of controls, as the Company has only one executive officer.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at March 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2020, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, we sold 60,000 shares of common stock for $45,000. The investor was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the registrant’s business and had access to the kind of information which registration would disclose.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-K Number	Document

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Promissory Note dated October 2, 2018 to Igor Gabal (4)
10.3	Promissory Note dated October 3, 2018 to Tomasz Kotas (4)
10.4	Amendment 2 to Factoring and Security Agreement with Triumph Business Capital dated September 11, 2019 (5)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certifications of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Veroni Brands Corp. for the quarterly period ended March 31, 2020, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed April 16, 2019, file number 000-55735.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 14, 2019.

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

VERONI BRANDS CORP.

Dated: May 15, 2020	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

