Form 10-Q
period 2020-06-30
Veroni Brands Corp.
filed 2020-08-14
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,085,028 shares as of August 14, 2020

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2020

VERONI BRANDS CORP.

BALANCE SHEETS

June 30, 2020 and December 31, 2019

	2020	2019
	(Unaudited)	*
ASSETS
Current Assets
Cash & equivalents	$17,345	$99,010
Accounts Receivable, net allowance for doubtful accounts of $0 and $2,125, respectively	223,334	129,565
Contract Receivables with recourse	1,210,560	1,554,510
Accounts Receivables, related party	184,848	-
Inventory	463,620	610,647
Prepaid expenses and other current assets	94,589	56,014
Total Current Assets	2,194,296	2,449,746

Deposits	9,310	9,310

Total Assets	$2,203,606	$2,459,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$296,514	$184,561
Accounts payable related party	508,475	546,612
Notes payable - related parties including interest	-	43,370
Contract receivables liability with recourse	977,545	1,414,639
Accrued liabilities	51,771	114,816
Contract liabilities	110,000	143,033
Paycheck protection program loans (PPP)	56,250	-
Short term loans	9,287	-
Total Current Liabilities	2,009,842	2,447,031

Deferred Rent	1,954	1,716
Total Liabilities	2,011,796	2,448,747

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of June 30, 2020 and December 31, 2019	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 27,085,028 and 27,025,028 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2,709	2,703
Additional paid-in capital	959,600	914,606
ACCUMULATED DEFICIT	(770,499)	(907,000)

Total Stockholders’ Equity	191,810	10,309

Total Liabilities and Stockholders’ Equity	$2,203,606	$2,459,056

* These number are derived from the audited financials statements for the year ended December 31, 2019

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended				For the six months ended
	June 30, 2020		June 30, 2019		June 30, 2020	June 30, 2019

Revenue, net		$1,671,932		$2,291,784	$2,812,617		$3,331,140

Cost of sales, related party		1,346,763		1,677,003	2,065,872		2,532,985
Cost of sales		33,398		80,015	48,755		112,656
Total cost of sales		1,380,161		1,757,018	2,114,627		2,645,641
Gross profit		291,771		534,766	697,990		685,499

Warehouse and selling expenses		49,450		294,977	135,591		381,173
General and administrative expenses		204,248		122,317	374,331		170,146
Total operating expenses		253,698		417,294	509,922		551,319

Income from operations		38,073		117,472	188,068		134,180

Other income (expense)
Other income		1,000		-	1,000		-
Factoring fees		(29,537)		(61,219)	(52,567)		(61,537)
Interest expense		-		(54,742)	-		(74,091)
Total other income (expense)		(28,537)		(115,961)	(51,567)		(135,628)
Income (Loss) before income taxes		9,536		1,511	136,501		(1,448)

Income taxes		-		-	-		-

Net Income (Loss)		$9,536		$1,511	$136,501		$(1,448)

Net loss per share:
Basic and diluted	$	**	$	**	$0.01	$	**

Weighted average shares outstanding:
Basic and diluted		27,085,030		26,803,046	27,080,415		26,730,018

** Less than $.01

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2020

Unaudited

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	-	-	27,025,028	$2,703	$914,606	$(907,000)	$10,309

Issuance of common stock for cash	-	-	60,000	6	44,994	-	45,000

Net income for the quarter	-	-	-	-	-	126,965	126,965
Balance, March 31, 2020	-	-	27,085,028	2,709	959,600	(780,035)	182,274

Net income for the quarter						9,536	9,536
Balance, June 30, 2020	-	-	27,085,028	$2,709	$959,600	$(770,499)	$191,810

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2019

Unaudited

Balance, December 31 2018	-	-	26,568,400	$2,656	$409,683	$(306,187)	$106,152

Issuance of common stock for services	-	-	29,997	3	22,495		22,498

Issuance of common stock for cash	-	-	203,000	21	152,229	-	152,250

Net Loss for the quarter	-	-	-	-	-	(2,959)	(2,959)
Balance, March 31, 2019	-	-	26,801,397	2,680	584,407	(309,146)	277,941

Issuance of common stock, in lieu of interest			150,000	15	112,485		112,500

Net income for the quarter						1,511	1,511
Balance June 30, 2019			26,951,397	$2,695	$696,892	$(307,635)	$391,952

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

STATEMENTS OF CASH FLOW

For the six months ended June 30, 2020 and 2019

	2020	2019
Cash flow from operating activities:
Net Income (Loss)	$136,501	$(1,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service	-	22,498
Amortization & impairment	-	37,773
Changes in:
Trade accounts receivable	(93,769)	(10,219)
Accounts receivable - related party	(184,848)	-
Contract receivables	343,950	(1,897,042)
Inventory	147,027	(463,379)
Prepaid expenses and other current assets	(23,716)	100,502
Deposits	-	(9,310)
Accounts payable	111,953	288,901
Accounts payable related party	(38,137)	-
Accrued liabilities	(63,045)	138,127
Deferred rent	238	-
Contract liabilities	(33,033)	-
Notes and accounts payable - related party (including interest)	-	3,311
Net cash provided by (used in) operating activities	303,121	(1,790,286)

Cash flows from financing activities:
Repayment of shareholders loans	(43,370)	(60,000)
Repayment of insurance loans	(5,572)	-
Repayment of notes payable	-	(215,000)
Proceeds from PPP loans	56,250	-
Proceeds from issuance of notes payable	-	430,000
Proceeds from issuance of common stock, net of redemption	45,000	152,250
(Payment of) proceeds from contract receivables with recourse	(437,094)	1,579,149
Net cash provided by (used in) financing activities	(384,786)	1,886,399

Net change in cash	(81,665)	96,113

Cash at the beginning of the year	99,010	2,999

Cash at the end of the year	$17,345	$99,112

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$20,583
Taxes	$-	$-

Non-cash investing and financing activities
Financing of insurance premiums	$14,859	$-

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

Note 1 - Nature of Operations and Financial Condition

Veroni Brands Corp. (the “Company”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisition.

The Company has been formed to acquire, operate, develop, grow and import premium European products into the U.S. market. Veroni Brands was created to search out desirable premium products across Europe and make them accessible to discerning consumers in the U.S. Veroni Brands strives to import the extraordinary and delight its consumers with experiences that had previously only been attainable in Europe. In January 2018, the Company became an exclusive importer and distributor of “Iron Energy” by Mike Tyson. The beverage became available to consumers in select Chicago area markets in May 2018. During 2019, the Company built the distribution of the Iron Energy product nationwide but demand never grew to acceptable levels and the product was discontinued in April 2020. Beginning in February 2019, the Company expanded its import and distribution network with the distribution of chocolate products and significantly grew its sales and distribution volumes. The Company entered into long term supply agreements with major U.S national retailers to import chocolate products under its “Sweet Desire” brand as well as “Private Label Brands” that are currently being sold in over 20,000 retail locations across the U.S. The Company takes pride in the variety of consumer products it imports and is proud to share them with its consumers nationwide. The Company’s recent expansion of the import and distribution of snacks, chocolate and chocolate related products that are currently being sold to U.S. national retailers presents the Company with a substantial growth opportunity to introduce to its retail partners to many other consumer products and to increase its network of retailers.

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

Going Concern

The Company has generated revenue this year of approximately $2.8 million and has income of $136,501 for the six months ending June 30, 2020 and has an accumulated deficit of $770,499 since its inception. As of June 30, 2020, the Company had a cash balance available of $17,345 and working capital of $184,454, which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Notes to Unaudited Financial Statements

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2019 financial statements to conform to the 2020 presentation. These reclassifications have no effect on net loss for 2019.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the six months ending June 30, 2020 and 2019 is $0 and $4,135, respectively.

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

Revenue Recognition

The Company’s significant accounting policy for revenue was updated as a result of the adoption of ASU Topic 606. The Company has adopted the new standard on January 1, 2019 and has used the modified retrospective method. The majority of the Company’s business is ship and bill. Based on management’s analysis, the Company did not identify a cumulative effect adjustment to retained earnings at December 31, 2018. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 606 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services.

To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 11 – Revenue, for revenue disaggregated by product line.

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

Shipping Costs

Costs associated with shipping product to customers aggregating approximately $125,908 and $50,372 for the six months ended June 30, 2020 and 2019, respectively, are included in warehouse and selling expenses.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2020 and December 31, 2019, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when the Company determines that the potential for recovery is remote. An allowance for doubtful accounts of approximately $0 and $2,125 is reserved as of June 30, 2020 and December 31, 2019, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2020, the Company had one customer that comprised approximately 72% or $1,030,675 of its combined accounts receivables and contract receivables with recourse.

Distribution Agreements and Supplier Concentration

The Company’s only business line in 2018 was the distribution of “Iron Energy” drink that continued to be part of the Company’s product offering in 2019. The cancelation of the “Iron Energy” drink distribution agreement in 2020 will not significantly affect the company or its revenue.

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

Vendor Concentration

Currently, the Company is sourcing all its chocolate products from the Millano Group, a related party. The Company has not entered into a distributor agreement but is currently evaluating entering into an agreement with Millano Group. The Company, due to relationships with other European manufacturers could find other sources to replace its chocolate products if the Company terminates Millano Group as its supplier for chocolate products. See Note 9 - Related Party Transactions.

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2020 and December 31, 2019, there were no net deferred tax assets, as the Company established a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2020 and 2019, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at June 30, 2020 and December 31, 2019 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

Share-Based Compensation

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity–Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. In June 2018, the Financial Accounting Standards Board adopted Accounting Standards Update 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. In that update, ASC 505 has been rescinded in its entirety and share based compensation issued to nonemployees will now fall under ASC 718 and its associated fair value measurements. Due to the Emerging Growth Company (see below) status of the Company, the Company adopted the update on January 1, 2020.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

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

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. For emerging growth companies, the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020. Through June 30, 2020 the Company has had no share-based payments.

Note 3 – Inventory

Finished Goods inventory consists of “Iron Energy” energy drinks, chocolates, and related products imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or net realizable value. Cost includes all freight (ocean, air and truck) costs to the warehouse, import duties, regulatory and miscellaneous fees. Inventory is as follows:

	June 30, 2020	December 31, 2019

Finished goods – in transit to warehouse	$-	$399,043
Finished goods – in warehouse	463,620	211,604
	$463,620	$610,647

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

Note 3 – Inventory (continued)

During the first six months of 2020, the Company removed all beverage product totaling approximately $11,177 from inventory due to reaching the end of its shelf life and therefore becoming unsaleable.

Note 4 – Prepaid Expenses

Prepaid Inventory

The Company’s foreign suppliers will generally require that the Company pay in advance of an inventory shipment to it from Europe. The payments made by the Company to its suppliers to secure future delivery of inventory, but prior to transfer of title of future shipments, are recorded as prepaid inventory.

Prepaid were as follows:

	June 30, 2020	December 31, 2019

Prepaid services	$13,089	$1,049
Prepaid rent	-	4,655
Prepaid packaging	2,440	-
Prepaid promotion	28,750	-
Prepaid inventory	50,310	50,310
	$94,589	$56,014

Note 5 – Notes Payable Other

On February 6, 2019, the Company issued a promissory note in the amount of $150,000, bearing interest at 4 percent monthly or the equivalent of 48 percent per annum. The note was repaid in full by June 30, 2019. The Company issued to the lender 26,965 shares of the Company’s common stock, valued at $20,224 in lieu of a cash payment of interest.

On February 22, 2019, the Company entered into a promissory note in the amount of $215,000. The note matured on December 31, 2019 and was converted into shares of the Company’s common stock at $0.75 per share during the term of the note. The Company agreed to issue to the lender 150,000 shares of the Company’s common stock on or before December 31, 2019 as a one-time consideration for making the loan and in lieu of a cash payment of interest. The common stock issuable under the terms of the promissory note was valued and recorded in 2019 at $112,500 with an effective interest rate of 88.5% and was amortized over the term of the note. In December 2019, the lender converted the promissory note into 286,667 shares of the Company’s common stock at the conversion price of $0.75 per share.

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

During the first quarter of 2020, the Company entered into an insurance premium financing agreement of $14,859. The note balance as of June 30, 2020 was $9,287 and will be fully repaid in 2020.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

Note 6 – Paycheck Protection Program Loan (PPP)

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we anticipate a significant amount of this loan will be forgiven; however, the forgiveness application process is not yet complete. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. Unforgiven portions of these loans will be repaid over 5 years, accruing interest at 1% per annum. The PPP loan has a loan balance of $56,250 as of June 30, 2020.

Note 7 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. On September 11, 2019, the lender (now doing business as Triumph Business Capital), entered into an amended agreement with the Company which lowered the interest rate charged by the lender from 0.49% for every 10 days to Prime Rate (floor of 5.5%) plus 3%. As of June 30, 2020 and December 31, 2019 the Company owes $977,545 and $1,414,639, respectively, for advances on their receivables. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company and a major shareholder have guaranteed the debt.

Note 8 – Stockholders’ Equity

The Board of Directors is authorized to issue preferred stock by series that will establish the number of shares to be included and fix the designation, powers, preferences and rights of the shares each such series and the qualifications, limitations or restrictions thereof. At June 30, 2020, the Company has not established any series of preferred stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

From January 1 to June 30, 2019 the Company issued 232,997 shares of its common stock at $0.75 per share. 203,000 shares of common stock were issued in a private placement for $152,250 and 29,997 shares were issued for services to a consultant for $22,498. The Company recorded 150,000 shares of common stock that are issuable and valued at $112,500 for the consideration for a promissory note the Company issued February 22, 2019.

From January 1 to June 30, 2020 the Company issued 60,000 shares of common stock in consideration of cash proceeds of $45,000.

At June 30, 2020, the Company has no outstanding options or warrants.

Note 9 – Related Party Transactions

During 2018, two significant shareholders of the Company advanced the Company $157,059. The advance was evidenced by two individual notes totaling $155,000 which were due on or before August 1, 2019 and a payable of $2,059. The two notes have a fixed interest fee of $1,000 for each of the notes. One shareholder was repaid in June 2019 on his promissory note and accrued interest which totaled $61,000. The due date for the second shareholder note was extended to be due on or before August 1, 2020 and as of June 30, 2020, $100,370 had been repaid and the balance of the loan of $3,059 was full paid by June 30, 2020. At June 30, 2020 and December 31, 2019, the related party balances were as follows:

	June 30, 2020	December 31, 2019

Related party loans	$-	$17,000
Accounts payable and accrued interest	-	26,370
Total related party	$-	$43,370

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

Note 9 – Related Party Transactions (continued)

The Company is purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of a major shareholder), and Millano Group was owed $508,475 and $546,612 on June 30, 2020 and December 31, 2019, respectively. The balance is reflected in accounts payable related party.

On March 30, 2020, the Millano Group agreed to reimburse the Company $184,848 for a 2019 customer credit for a recall that is reflected in accounts receivable related party. The Cost of Sales was reduced by $184,848 during the first quarter of 2020 due to this credit.

Note 10 – Office Lease

On February 4, 2019, the Company entered into a sublease for office space located in Bannockburn, Illinois. The sublease terminates on September 30, 2022. Rent for the six months ending June 30, 2020 and 2019 was $33,661 and $22,610, respectively. The annual rent per the sublease is as follows:

2020	$57,396
2021	59,107
2022	15,110
$131,613

The Company has paid a security deposit of $9,310.

Note 11 – Revenue

During the six months ended June 30, 2020, the Company had two customers whose sales accounted for approximately 78% of revenue.

The following table presents net revenues by product line for the six months ended June 30:

	2020	2019
Chocolate	$2,796,476	$3,300,565
Energy drinks	16,141	30,575
Totals	$2,812,617	$3,331,140

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

Note 13 – Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2020 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Revenues and Losses

Three Months Ended June 30, 2020 Compared to June 30, 2019. During the three months ended June 30, 2020, the Company generated revenues of $1,671,932 and a gross profit of $291,771, compared to revenues of $2,291,784 and gross profit of $534,766 in 2019. The decrease in revenue relates to the Company not participating in Easter chocolate sales, as compared to 2019 when the Company supplied product Easter products to Aldi stores, and a lower demand for products in 2020 attributable to current economic conditions.

Operating expenses of $253,698 during the three months ended June 30, 2020 consisted of warehouse and selling expenses of $49,450 and general and administrative costs of $204,248. For the comparable 2019 period, warehouse and selling expenses and general and administrative costs were $294,977 and $122,317, respectively, for a total of $417,294 in operating expenses. The decrease in operating expenses is related to the reduction in revenue and the termination of a broker agreement that resulted in reduced commission expenses.

Other expense for the three months ended June 30, 2020 mainly consists of factoring fees of $29,537, compared to factoring fees of $61,219 for the same period in 2019. The decrease in the fees is related to the renegotiation of the factoring agreement in the third quarter of 2019. See “Accounts Receivable Financing” below. Interest expense for the three months ended June 30, 2019 was $54,742, as opposed to nil in the same period of 2020 reflecting no outstanding debts in the 2020 period.

Six Months Ended June 30, 2020 Compared to June 30, 2019. During the six months ended June 30, 2020, the Company generated revenues of $2,812,617 and a gross profit of $697,990, compared to revenues of $3,331,140 and gross profit of $685,499 in 2019. The decrease in revenue relates to the Company not participating in Easter chocolate sales, as compared to 2019 when the Company supplied product Easter products to Aldi stores, and a lower demand for products in 2020 attributable to a weakened economy. During the quarter ended March 31, 2020, Millano Group, the Company’s chocolate supplier, agreed to give the Company a credit of approximately $184,000 for chocolate that the Company had to write-off in the quarter ended December 31, 2019. The write-off in 2019 was a result of the product being unsaleable due to a proprietary labeling problem. This resulted in the Company applying for a credit in 2020 and obtaining the supplier’s approval. The credit reduced the Company’s cost of sales and increased the gross profit by approximately $184,000 for the quarter ended March 31, 2020.

Operating expenses of $509,922 during the six months ended June 30, 2020 consisted of warehouse and selling expenses of $135,591 and general and administrative costs of $374,331. For the comparable 2019 period, warehouse and selling expenses and general and administrative costs were $381,173 and $170,146, respectively, for a total of $551,319 in operating expenses. The decrease in operating expenses is related to the termination of marketing and commission contracts and lower promotional allowance, which led to decreased selling expenses, offset by the increased professional fees related to SEC filings, and increased payroll expenses due to additional employees being added and the commencement of officer’s salary. The Company paid $140,000 of salaries and wages during the 2020 six-month period, compared to $15,000 for the same period in 2019. Also, the Company incurred $118,000 of legal and professional services for the six months ended June 30, 2020, compared to $61,000 during the same period in 2019.

Other expense for the six months ended June 30, 2020 mainly consists of factoring fees of $52,567, compared to factoring fees of $61,537 for the same period in 2019. The decrease in the fees is related to the renegotiation of the factoring agreement in the third quarter of 2019. See “Accounts Receivable Financing” below. Interest expense for the six months ended June 30, 2019 was $74,091, as opposed to nil in the same period of 2020 reflecting no outstanding debts in the 2020 period.

Liquidity and Capital Resources

During the six months ended June 30, 2020, the Company’s operating activities provided net cash of $303,121, primarily through its net income of $136,501 and decreases in its contract receivables with recourse of $343,950 and inventory in the amount of $147,027 and increases in accounts payable of $111,953, offset by increases in trade accounts receivable and accounts receivable related party of $93,769 and $184,848, respectively, and decreases in accounts payable related party and accrued liabilities of $38,137 and $63,045, respectively. Net cash used by financing activities totaled $384,786, with $437,094 used to pay contract receivables with recourse. In comparison, the Company used net cash of $1,790,286 during the comparable 2019 period for its operating activities, with $1,886,399 being provided by financing activities. The financing activities for the six months ended June 30, 2019 were largely the result of proceeds of $1,579,149 from factoring its receivables. The Company had a cash balance of $17,345 and working capital of $184,454 as of June 30, 2020, as compared to a cash balance of $99,010 and working capital of $2,715, as of December 31, 2019.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2020, particularly for the financing of inventory. While the Company has recently entered into a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through the date of this report, the Company has engaged in sales of its equity securities in private placements. Through June 30, 2020, 10,591,400 shares have been sold for total gross proceeds of $563,533, 29,997 shares have been issued for services rendered valued at $22,497, 186,965 shares valued at $140,223 have been issued in lieu of interest, 286,667 shares have been issued upon conversion of a $215,000 promissory note, and a total of 2,270,000 shares were redeemed for $45,200.

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

During the first quarter of 2020, the Company did not experience a decrease in sales revenues. However, with COVID-19-related lockdowns, shutdowns, and layoffs being in effect during the entire second quarter, the Company experienced decreased demand for its products, as well as longer lead times in obtaining product from its manufacturers. Since most of Veroni’s retailer base is comprised of national and international retailers, the collection of receivables is not expected to be negatively impacted over the long-term, but short-term issues may arise. In addition, efforts to raise additional capital, may be negatively impacted due to volatility and uncertainty in the domestic and global economy. This may delay the Company’s planned implementation of strategies to improve its working capital situation and reduce its borrowing costs. Management of the Company is unable to predict how sales revenues for the remainder of the current fiscal year will be impacted by the COVID-19 situation.

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we anticipate a significant amount of this loan will be forgiven; however, the forgiveness application process is not yet complete. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. Unforgiven portions of these loans will be repaid over 5 years, accruing interest at 1% per annum. The PPP loan has a loan balance of $56,250 as of June 30, 2020.

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells the majority of its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. The loan is guaranteed by two major shareholders of the Company. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. As of June 30, 2020, the Company owed $977,545 for advances on its receivables.

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

As of June 30, 2020, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of June 30, 2020, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of June 30, 2020.

As a result of our material weakness described below, management has concluded that, as of June 30, 2020, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at June 30, 2020:

●	There is a lack of segregation of duties within the accounting and financial reporting process along with the proper safeguards to prevent the management override of controls, as the Company has only one executive officer.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at June 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-K Number	Document

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Promissory Note dated October 2, 2018 to Igor Gabal (4)
10.3	Promissory Note dated October 3, 2018 to Tomasz Kotas (4)
10.4	Amendment 2 to Factoring and Security Agreement with Triumph Business Capital dated September 11, 2019 (5)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certifications of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Veroni Brands Corp. for the quarterly period ended June 30, 2020, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed April 16, 2019, file number 000-55735.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 14, 2019.

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

VERONI BRANDS CORP.

Dated: August 14, 2020	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

