Form 10-Q
period 2020-09-30
Veroni Brands Corp.
filed 2020-11-23
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,085,028 shares as of November 20, 2020

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2020

Veroni Brands Corp.

BALANCE SHEETS

September 30, 2020 and December 31, 2019

	2020	2019
	(Unaudited)	*
ASSETS
Current Assets
Cash & equivalents	$147,346	$99,010
Accounts receivable, net allowance for doubtful accounts of $0 and $2,125 respectively	299,161	129,565
Contracts receivable with recourse	838,325	1,554,510
Accounts receivable, related party	184,848	-
Inventory	503,019	610,647
Prepaid expenses and other current assets	127,620	56,014
Total Current Assets	2,100,319	2,449,746

Deposits	9,310	9,310

Total Assets	$2,109,629	$2,459,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$202,226	$184,561
Accounts payable related party	646,840	546,612
Notes payable - related parties including interest	-	43,370
Contract receivables liability with recourse	657,258	1,414,639
Accrued liabilities	132,912	114,816
Contract liabilities	85,566	143,033
Paycheck protection program loans (PPP)	56,250	-
Short term loans	3,715	-
Total Current Liabilities	1,784,767	2,447,031

Economic injury disaster loan (EIDL)	149,900	-
Deferred rent	2,003	1,716
Total Liabilities	1,936,670	2,448,747

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of September 30, 2020 and December 31, 2019	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 27,085,028 and 27,025,028 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,709	2,703
Additional paid-in capital	959,600	914,606
ACCUMULATED DEFICIT	(789,350)	(907,000)

Total Stockholders’ Equity	172,959	10,309

Total Liabilities and Stockholders’ Equity	$2,109,629	$2,459,056

The accompanying notes are an integral part of these condensed financial statements

* Derived from audited financial statements for the year ended December 31, 2019

Veroni Brands Corp.

STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended				For the nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019

Revenue, net		$2,046,846		$1,899,828		$4,859,463		$5,230,968

Cost of sales, related party		1,447,314		1,205,795		3,513,186		3,770,184
Cost of sales		25,267		383,985		74,022		515,609
Total cost of sales		1,472,581		1,589,780		3,587,208		4,285,793
Gross profit		574,265		310,048		1,272,255		945,175

Warehouse and selling expenses		150,308		57,231		285,899		388,032
General and administrative expenses		422,507		154,788		796,838		324,934
Total operating expenses		572,815		212,019		1,082,737		712,966

Income from operations		1,450		98,029		189,518		232,209

Other income (Expense)
Other income		-		-		1,000		-
Factoring fees		(20,301)		(94,625)		(72,868)		(231,253)
Interest expense - related party		-		(1,000)		-		-
Total other expenses-net		(20,301)		(95,625)		(71,868)		(231,253)
Income (Loss) before income taxes		(18,851)		2,404		117,650		956

Income taxes		-		-		-		-

Net Income (Loss)		$(18,851)		$2,404		$117,650		$956

Net loss per share:
Basic and diluted	$	**	$	**	$	**	$	**

Weighted average shares outstanding:
Basic and diluted		27,085,030		26,951,398		27,081,964		26,804,622

** Less than $.01

The accompanying notes are an integral part of these condensed financial statements

Veroni Brands Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2019 and September 30, 2020

Unaudited

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	-	-	27,025,029	$2,703	$914,606	$(907,000)	$10,309

Issuance of common stock for cash	-	-	60,000	6	44,994	-	45,000

Net income for the quarter	-	-	-	-	-	126,965	126,965
Balance, March 31, 2020	-	$-	27,085,029	$2,709	$959,600	$(780,035)	$182,274

Net income for the quarter						$9,536	9,536

Balance, June 30, 2020	-	$-	27,085,029	$2,709	$959,600	$(770,499)	$191,810

Net income for the quarter						(18,851)	(18,851)
Balance, September 30, 2020	-	$-	27,085,029	$2,709	$959,600	$(789,350)	$172,959

Balance, December 31 2018	-	-	26,568,400	$2,656	$409,683	$(306,187)	$106,152

Issuance of common stock for services	-	-	29,997	3	22,495		22,498

Issuance of common stock for cash	-	-	203,000	21	152,229	-	152,250

Net Loss for the quarter	-	-	-	-	-	(2,959)	(2,959)
Balance, March 31, 2019	-	$-	26,801,397	$2,680	$584,407	$(309,146)	$277,941

Issuance of common stock, in lieu of interest			150,000	15	112,485		112,500

Net income for the quarter						1,511	1,511
Balance June 30, 2019	-	$-	26,951,397	$2,695	$696,892	$(307,635)	$391,952

Net income for the quarter						2,404	2,404
Balance September 30, 2019	-	$-	26,951,397	$2,695	$696,892	$(305,231)	$394,356

The accompanying notes are an integral part of these condensed financial statements

Veroni Brands Corp.

STATEMENTS OF CASH FLOW

For the nine months ended September 30, 2020 and 2019

	2020	2019

Cash flow from operating activities:
Net Income	$117,650	$956
Adjustments to reconcile net income to net cash used in operating activities:
Common stock issued for service	-	22,498
Depreciation, amortization & impariment		71,163
Changes in:
Trade accounts receivable	(169,596)	(190,555)
Related Party Receivables	(184,848)
Contract receivables	716,185	(1,021,167)
Inventory	107,628	(275,432)
Prepaid expenses and other current assets	(71,606)	111,720
Deposits	-	(9,310)
Accounts payable	17,664	211,334
Accounts payable related party	100,228	-
Accrued liabilities	18,095	89,680
Deferred rent	287	-
Contract liabilities	(57,467)	-
Notes and accounts payable - related party including interest	-	3,312
Net cash provided by (used in) operating activities	594,220	(985,801)

Cash flows from financing activities:
Repayment of shareholders loans	(43,370)	(99,000)
Repayment of insurance loans	3,715	-
Repayment of notes payable	-	(191,320)
Proceeds from PPP Loans	56,250
Proceeds from debt	149,900	-
Proceeds from issuance of notes payable	-	365,000
Proceeds from issuance of common stock, net of redemption	45,000	152,247
(Payment of) proceeds from contract receivables with recourse	(757,380)	865,577
Net cash provided by (used in) financing activities	(545,885)	1,092,504

Net change in cash	48,336	106,703

Cash at the beginning of the year	99,010	2,999

Cash at the end of the year	$147,346	$109,702

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$20,583
Taxes	$-	$-

Non-cash investing and financing activities Financing of insurance premiums	$9,287	$-

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

Going Concern

The Company has generated revenue this year of approximately $4.8 million and has income of $117,650 for the nine months ending September 30, 2020 and has an accumulated deficit of $789,350 since its inception. As of September 30, 2020, the Company had a cash balance available of approximately $147,346 and working capital of $315,552 which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the nine months ending September 30, 2020 and 2019 is $28,685 and $45,551, respectively.

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

To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 12 for revenue disaggregated by product line.

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

Shipping Costs

Costs associated with shipping product to customers aggregating approximately $188,484 and $130,373 for the nine months ended September 30, 2020 and 2019, respectively, is included in warehouse and selling expenses.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2020 and December 31, 2019, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when the Company determines that the potential for recovery is remote. An allowance for doubtful accounts of approximately $0 and $2,125 is reserved as of September 30, 2020 and December 31, 2019, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2020, the Company had three customers that comprised approximately 81% or $1,068,143 of its combined accounts receivables and contract receivables with recourse. As of September 30, 2019, the Company had one customer that comprised approximately 68% of its combined accounts receivables and contract receivables with recourse and the combined amount was approximately $838,306.

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

Vendor Concentration

Currently, the Company is sourcing all its chocolate products from the Millano Group, a related party. The Company has not entered into a distributor agreement but is currently evaluating entering into an agreement with Millano Group. The Company, due to relationships with other European manufacturers could find other sources to replace its chocolate products if the Company terminates Millano Group as its supplier for chocolate products. See Note 10 - Related Party Transactions.

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2020 and 2019, there were no net deferred tax assets, as the Company established a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2020 and 2019, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at September 30, 2020 and 2019 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

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

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. For emerging growth companies, the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020. Through September 30, 2020 the Company had no share-based expenses.

Note 3 – Inventory

Finished Goods inventory consist of “Iron Energy” energy drinks, chocolates, and related products imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or net realizable value. Cost includes all freight (ocean, air and truck) costs to the warehouse, import duties, regulatory and miscellaneous fees. Inventory is as follows:

	September 30, 2020	December 31, 2019

Finished goods – in transit to warehouse	$-	$399,043
Finished goods – in warehouse	503,019	211,604
	$503,019	$610,647

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

During the first nine months of 2020, the Company removed beverage product totaling approximately $22,600 from inventory due to reaching the end of its shelf life and became unsaleable.

Note 4 – Prepaid Expenses

Prepaid Inventory

The Company’s foreign suppliers will generally require that the Company pay in advance of an inventory shipment to it from Europe. The Company’s payments to suppliers to secure future delivery, but prior to transfer of title of those shipments, are recorded as prepaid inventory.

Prepaid were as follows:

	September 30, 2020	December 31, 2019

Prepaid services	$12,728	$1,049
Prepaid Rent	-	4,655
Prepaid Promotion	64,582	-
Prepaid inventory	50,310	50,310
	$127,620	$56,014

Note 5 – Notes Payable Other

On February 6, 2019 the Company issued a promissory note in the amount of $150,000, bearing interest at 4 percent monthly or the equivalent of 48 percent per annum rate. The note was repaid in full June 2019. The Company issued to the lender 26,965 shares of the Company’s common stock value at $20,224 lieu of a cash payment of interest.

On February 22, 2019, the Company entered into a promissory note in the amount of $215,000. The note matured on December 31, 2019 and was converted in shares of the Company’s common stock at $0.75 per share during the term of the note. The Company agreed to issue to the lender 150,000 shares of the Company’s common stock on or before December 31, 2019 as a one-time consideration for making the loan in lieu of a cash payment of interest. The common stock issuable under the term of the promissory note was valued at $112,500 with an effective interest rate of 88.5% and was amortized over the term of the note. Through December 31, 2019 approximately $112,500 has been amortized and recorded as Interest Expense. In December 2019 the lender converted the promissory note into 286,667 shares of the Company’s common stock at the conversion price of $0.75 per share.

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

During the first quarter of 2020, the Company entered into an insurance premium financing agreement of $14,859. The note balance as of September 30, 2020 was $3,715 and will be fully repaid in 2020.

Note 6 – Paycheck Protection Program Loan (PPP)

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we anticipate a significant amount of this loan will be forgiven; however, the forgiveness application process is not yet complete. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. Unforgiven portions of these loans will be repaid over 5 years, accruing interest at 1% per annum. The PPP loan has a loan balance of $56,250 as of September 30, 2020.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

Note 7 – Economic Injury Disaster Loan (EIDL)

On August 27, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $150,000, with proceeds to be used for working capital purposes. On September 2, 2020 the Company received $149,900. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning August 27, 2021 (twelve months from the date of the SBA Note (defined below)) in the amount of $720. The balance of principal and interest is payable thirty years from the date of the SBA Note.

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Note 8 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. On September 11, 2019, the lender (now doing business as Triumph Business Capital), entered into an amended agreement with the Company which lowered the interest rate charged by the lender from 0.49% for every 10 days to Prime Rate (floor of 5.5%) plus 3%. As of September 30, 2020 and December 31, 2019 the Company owes $657,258 and $1,414,639 respectively, for advances on their receivables. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company, a major shareholder have guaranteed the debt.

Note 9 – Stockholders’ Equity

The Board of Directors is authorized to issue preferred stock by series that will establish the number of shares to be included and fix the designation, powers, preferences and rights of the shares each such series and the qualifications, limitations or restrictions thereof. At September 30, 2020, the Company has not established any series of preferred stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

From January 1 to September 30, 2019 the Company issued 232,997 shares of its common stock at $0.75 per share. 203,000 shares of common stock were issued in a private placement for $152,250 and 29,997 shares were issued for services to a consultant. The Company recorded 150,000 shares of common stock that are issuable and valued at $112,500 for the consideration for a promissory note the Company issued February 22, 2019.

From January 1 to September 30, 2020 the Company issued 60,000 shares of common stock in consideration of cash proceeds of $45,000.

At September 30, 2020, the Company has no outstanding options or warrants.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

Note 10 –Related Party Transactions

During 2018, two significant shareholders of the Company advanced the Company $157,059. The advance was evidenced by two individual notes totaling $155,000 which were due on or before August 1, 2019 and a payable of $2,059. The two notes had a fixed interest fee of $1,000 for each of the notes. One shareholder was repaid in June 2019 his promissory note and accrued interest which totaled $61,000. The due date for the second shareholder note has been extended to be due on or before August 1, 2020 and as of March 31, 2020, $100,370 has been repaid leaving an outstanding loan balance of $0 and a payable of $0. At September 30, 2020 and December 31, 2019 the related party balances were as follows:

	September 30, 2020	December 31, 2019

Loans	$-	$17,000
Accounts payable and accrued interest	-	26,370
Total related party	$-	$43,370

The Company is purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of a major shareholder), and was owed $646,840 at September 30, 2020. The balance is reflected in accounts payable related party.

On March 30, 2020 the Millano Group agreed to reimburse the Company $184,848 for a 2019 customer credit for a recall that is reflected in accounts receivable related party. The Cost of Sales has been reduced by $184,848 during the first quarter of 2020 due to this credit.

Note 11– Office Lease

On February 4, 2019, the Company entered into a sublease for office space located in Bannockburn, Illinois. The sublease terminates on September 30, 2022. Rent for the nine months ending September 30, 2020 and 2019 was $43,299 and $36,575. The annual rent per the sublease is as follows:

2020	$57,396
2021	59,107
2022	15,110
$131,613

The Company also paid a security deposit of $9,310.

Note 12– Revenue

During the nine months ended September 30, 2020, the Company had three customers whose sales accounted for approximately 99% of revenue.

The following table presents revenues by product line for the nine months ended September 30:

	2020	2019
Chocolate	$4,851,362	$5,130,779
Energy drinks*	8,101	100,189
Totals	$4,859,463	$5,230,968

*	Product discontinued in April 2020 (Note 1)

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

Note 13– Commitments and Contingencies

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

Note 14 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2020 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to September 30, 2019. During the three months ended September 30, 2020, the Company generated revenues of $2,046,846 and a gross profit of $574,265, compared to revenues of $1,899,828 and gross profit of $310,048 in 2019. The increase in revenue relates to the addition of a national pharmacy chain as a retailer of its products and furnishing private label branded products to another retailer that has better margins than those furnished in 2019.

Operating expenses of $572,815 during the three months ended September 30, 2020 consisted of warehouse and selling expenses of $150,308 and general and administrative costs of $422,507. For the comparable 2019 period, warehouse and selling expenses and general and administrative costs were $57,231 and $154,788, respectively, for a total of $212,019 in operating expenses. The increase in warehouse and selling expenses is related to certain fees paid to obtain new retailers and the increase in general and administrative costs were due to the addition of an employee and increased salary for the Company’s chief executive officer in 2020. Additionally, salary commenced in June 2019, causing 2020 to be higher due to the full year.

Other expense for the three months ended September 30, 2020 mainly consists of factoring fees of $20,300, compared to factoring fees of $94,625 for the same period in 2019. The decrease in the fees is related to the renegotiation of the factoring agreement in the third quarter of 2019. See “Accounts Receivable Financing” below.

Nine Months Ended September 30, 2020 Compared to September 30, 2019. During the nine months ended September 30, 2020, the Company generated revenues of $4,859,463 and a gross profit of $1,272,255, compared to revenues of $5,230,968 and gross profit of $945,175 in 2019. The decrease in revenue relates to the Company not participating in Easter chocolate sales, as compared to 2019 when the Company supplied product Easter products to Aldi stores, and a lower demand for products in 2020 attributable to a weakened economy. The improvement in gross margin is due to lower freight costs in 2020 as compared to 2019. Also, during the quarter ended March 31, 2020, Millano Group, the Company’s chocolate supplier, agreed to give the Company a credit of approximately $184,000 for chocolate that the Company had to write-off in the quarter ended December 31, 2019. The write-off in 2019 was a result of the product being unsaleable due to a proprietary labeling problem. This resulted in the Company applying for a credit in 2020 and obtaining the supplier’s approval. The credit reduced the Company’s cost of sales and increased the gross profit by approximately $184,000 for the quarter ended March 31, 2020.

Operating expenses of $1,082,737 during the nine months ended September 30, 2020 consisted of warehouse and selling expenses of $285,899 and general and administrative costs of $796,838. For the comparable 2019 period, warehouse and selling expenses and general and administrative costs were $388,032 and $324,934, respectively, for a total of $712,966 in operating expenses. The increase in operating expenses is related to the fact that officer and other salaries commenced in June 2019, resulting in $364,000 of the increase. Additionally, legal and accounting increased by $44,000. The Company paid $474,492 of salaries and wages during the 2020 nine-month period, compared to $45,000 for the same period in 2019. Also, the Company incurred $145,505 of legal and professional services for the nine months ended September 30, 2020, compared to $118,335 during the same period in 2019.

Other expense for the nine months ended September 30, 2020 mainly consists of factoring fees of $72,867, compared to factoring fees of $231,253 for the same period in 2019. The decrease in the fees is related to the renegotiation of the factoring agreement in the third quarter of 2019. See “Accounts Receivable Financing” below.

Liquidity and Capital Resources

During the nine months ended September 30, 2020, the Company’s operating activities provided net cash of $594,220, primarily through its net income of $117,651 and decreases in its contract receivables with recourse of $716,185 and inventory in the amount of $107,628 and increases in accounts payable related party of $100,228 and accrued liabilities of $18,095, offset by increases in trade accounts receivable, accounts receivable related party, and prepaid expenses of $169,596, $184,848, and $71,606, respectively, and a decrease in contract liabilities of $57,467. Net cash used by financing activities totaled $545,885, with $757,380 used to pay contract receivables with recourse, offset with $149,900 in proceeds from debt. In comparison, the Company used net cash of $985,801 during the comparable 2019 period for its operating activities, with $1,092,504 being provided by financing activities. The financing activities for the nine months ended September 30, 2019 were largely the result of proceeds of $865,577 from factoring its receivables. The Company had a cash balance of $147,346 and working capital of $315,552 as of September 30, 2020, as compared to a cash balance of $99,010 and working capital of $2,715, as of December 31, 2019.

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2020, particularly for the financing of inventory. While the Company has recently entered into a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through the date of this report, the Company has engaged in sales of its equity securities in private placements. Through September 30, 2020, 10,591,400 shares have been sold for total gross proceeds of $563,533, 29,997 shares have been issued for services rendered valued at $22,497, 186,965 shares valued at $140,223 have been issued in lieu of interest, 286,667 shares have been issued upon conversion of a $215,000 promissory note, and a total of 2,270,000 shares were redeemed for $45,200.

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

During the first quarter of 2020, the Company did not experience a decrease in sales revenues. However, with COVID-19-related lockdowns, shutdowns, and layoffs being in effect during the entire second and third quarters, the Company experienced decreased demand for its products, as well as longer lead times in obtaining product from its manufacturers. Since most of Veroni’s retailer base is comprised of national and international retailers, the collection of receivables is not expected to be negatively impacted over the long-term, but short-term issues may arise. In addition, efforts to raise additional capital, may be negatively impacted due to volatility and uncertainty in the domestic and global economy. This may delay the Company’s planned implementation of strategies to improve its working capital situation and reduce its borrowing costs. Management of the Company is unable to predict how sales revenues for the remainder of the current fiscal year will be impacted by the COVID-19 situation.

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we anticipate a significant amount of this loan will be forgiven; however, the forgiveness application process is not yet complete. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. Unforgiven portions of these loans will be repaid over 5 years, accruing interest at 1% per annum. The PPP loan has a loan balance of $56,250 as of September 30, 2020.

The Company has also applied for an Economic Injury Disaster Loan (“EIDL”) of up to $150,000, with proceeds to be sued for working capital purposes. On September 2, 2020, the Company received $149,900. Interest accrues at the rate of 3.75% per annum. Installment payments of $720, which include principal and interest, are due monthly beginning August 27, 2021 (twelve months from the date of the SBA note) and continue for a period of thirty years from the date of the note. The note contains customary events of default and is secured by a security interest in all tangible and intangible personal property of the Company.

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells the majority of its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. The loan is guaranteed by two major shareholders of the Company. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. As of September 30, 2020, the Company owed $657,258 for advances on its receivables.

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

As of September 30, 2020, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of September 30, 2020, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of September 30, 2020.

As a result of our material weakness described below, management has concluded that, as of September 30, 2020, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at September 30, 2020:

●	There is a lack of segregation of duties within the accounting and financial reporting process along with the proper safeguards to prevent the management override of controls, as the Company has only one executive officer.

●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at September 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-K Number	Document

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Promissory Note dated October 2, 2018 to Igor Gabal (4)
10.3	Promissory Note dated October 3, 2018 to Tomasz Kotas (4)
10.4	Amendment 2 to Factoring and Security Agreement with Triumph Business Capital dated September 11, 2019 (5)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certifications of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Veroni Brands Corp. for the quarterly period ended September 30, 2020, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed April 16, 2019, file number 000-55735.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 14, 2019.

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

VERONI BRANDS CORP.

Dated: November 23, 2020	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

