Form 10-K
period 2020-12-31
Veroni Brands Corp.
filed 2021-10-12
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55735

VERONI BRANDS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-4664596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2275 Half Day Rd. Suite 346,Bannockburn, IL	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888)794-2999

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $-0- as of June 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 27,112,028 shares as of October 5, 2021.

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

DECEMBER 31, 2020

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

Summary

The Company is an importer, seller and distributor of premium chocolate and snack products produced in Europe, engaging with both domestic and international well-known retailers so that its products are sold in thousands of stores in the United States. Veroni is also a supplier of confectionery products for major U.S. retailers under private label brands. Since adopting its current business plan in late 2017, the Company has been able to obtain and grow a distribution network, as well as contract with reliable suppliers. Veroni prides itself on its extensive market research with premium products, superior customer service, steady relationships with suppliers and retailers, and its success in developing private label collaborations and co-branded chocolate products.

The Company handles the product design and development phases in-house, while manufacturing is outsourced in Europe, with the whole cycle being strictly supervised by the Company in order to guarantee the highest quality products.

The business of the Company in 2018 focused on the import, sales and distribution of premium beverage products, primarily produced in Europe. Within this strategy, Veroni secured a long-term exclusive import and distribution agreement with a major European supplier, FoodCare Sp. z o,o., a company organized under the laws of Poland (“FoodCare”). Under that agreement, FoodCare made Veroni the sole and exclusive importer and distributor of Iron Energy in the U.S., an energy drink sponsored by celebrity boxer Mike Tyson, with access to numerous other beverage brands through this partnership. From the summer of 2018 to the end of 2019, the Company introduced the Iron Energy beverage to various retailers and distributors nationwide and worked with many retailers and distributors to bring the product to market. In 2020, Veroni decided to exit the highly competitive energy drink market and focus on its chocolate and confectionery products due to the lack of marketing support of Iron Energy by the supplier.

In January 2019, the Company expanded its product offerings and established a relationship with another manufacturer, Millano Group, to import chocolate products, as well as snacks, for distribution to major retailers throughout the United States. The Company became the vendor of record and successfully delivered these products to several well-known national and international retailers. Veroni’s current marketing strategy for its chocolate segment centers on supplying customers premium European chocolate products, in both private label and various branded products.

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

In June 2021, the Company engaged Roadtex Transportation Corporation with 31 facilities nationwide that handles less than truckload (LTL) logistics to better serve its customers throughout the United States. Management believes that this partnership will give the Company a tremendous opportunity to support its growth, as it will be able to store and ship products and fulfill its purchase orders received from its customers.

Growth Strategy

The Company plans to implement a multi-layered growth strategy, focusing on product enhancement and operational expansion. Veroni proposes to enhance its product offering by partnering with reputable suppliers. It also plans to scale the import, sale, and distribution of premium European chocolate and confectionery items to operate efficiently within key U.S. markets. The strategy focuses on:

●	Widening the product portfolio by introducing a healthy snack segment comprised of items such as fruit and nut bars, and protein and grain bars. These products will have no GMOs, zero trans-fat, no artificial colors or flavors, and will be Halal and Kosher certified. The Company is approved and licensed by Rainforest Alliance to sell its chocolate products nationwide to its customers.

●	Expanding distribution by developing further relationships with national distributors and retailers. The Company has established partnerships with Roadtex Transportation Corporation with 31 facilities nationwide and WCS Distribution to service its customer distribution centers in the Western United States.

●	Attracting new customers by growing its network of retailers to drive direct sales. The Company plans to adopt and integrate technologies, specifically e-commerce and direct to consumer platforms, to facilitate customer acquisition, customer retention, and sales growth. Also, Veroni plans to continue to use its business development and sales professionals, as well as contract with third party brokers, to attract new customers, increase product sales, and spur growth. Veroni partnered with CA Fortune, a consumer brands agency, to design, build, and sell branded products that Veroni plans to introduce to its customers nationally.

●	Maintaining existing customers by offering products that expand and complement its traditional product line. Veroni plans to introduce fresh and innovative food items to address changes in consumers’ tastes and preferences, as well as grow revenues on a per customer basis. Also, the Company plans to retain existing customers by ensuring that product quality continues to satisfy customer expectations.

●	Scaling through mergers and acquisitions, particularly vertical integration to improve operating profit and margins. If distribution channels can be consolidated, operations can be streamlined and cost inefficiencies can be reduced to achieve economies of scale. Also, a horizontal integration strategy would allow the Company to progressively consolidate the perishable and non-perishable goods within its national market.

Products

The Company’s product mix is comprised of the following:

CHOCOLATE	SNACKS
Bars	Muesli
Bites	Nuts
Truffles	Oatmeal
Sticks	Cereal bars
Candies	Dry fruits
Cups	Pretzels
Gummies	Cookies

For 2020, the sale of chocolate products accounted for approximately 98% of the revenues.

Chocolate Products. Veroni currently distributes its chocolate products under the Sweet Desire and Baron Chocolatier brands, as well as private label chocolate bars, cups and 5bites. The Company’s chocolate products are GMO free and Kosher and Halal certified, and contain all natural ingredients with zero trans-fat, no artificial flavors or colors. The Company believes that its key competitive advantage is that it can provide premium chocolate products at mainstream prices.

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

Suppliers

On January 30, 2018, the Company entered into a distribution agreement with FoodCare. Under the terms of the Distribution Agreement, the Company became the exclusive importer and distributor of FoodCare’s products in the United States, Puerto Rico and the U.S. Virgin Islands (the “U.S. market”). The term of the Distribution Agreement was for a period of 10 years during which Veroni was to have the exclusive right to distribute FoodCare products within the U.S. market, so long as Veroni purchased the required quantity of product from FoodCare. The Distribution Agreement was terminable upon (1) mutual consent of the parties, (2) by either party in writing without justification, if an issue was not amicably resolved in 30 days of such issue, by providing 180 days’ notice (in which case the Company would lose its exclusivity rights), or (3) immediately in the event of notice of an uncured breach in the terms of the Distribution Agreement. FoodCare is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. Notably, FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity and former boxer Mike Tyson. Other brands are N-Gine, 4Move, Frugo, Gellwe, and Fitella. Veroni failed to meet the minimum purchase requirements under the agreement, due in part to FoodCare’s failure to provide promised marketing support. The Company terminated the agreement and relationship with FoodCare due to the lack of its ability to support Veroni’s brand marketing initiatives.

In January 2019, the Company established a relationship with another manufacturer, Millano Group, a related party (controlled by the father of a major shareholder), to import various snacks and chocolate products for distribution to major retailers throughout the United States. For the fiscal year ended December 31, 2020, Millano supplied all of the Company’s product purchases.

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

At December 31, 2020, Veroni has six employees. The Company’s corporate office is located in Bannockburn, Illinois and it has arrangements with Port Jersey Logistics, a third-party logistics company that provides warehousing, fulfillment and transportation services, and WCS Distribution.

Key Markets and Market Overview

Veroni’s primary markets include dollar stores, multi-outlets, grocery stores, convenience stores, distributors, and retailers across the U.S., with dollar stores accounting for approximately 50% of sales. As between sales of branded items versus private label products, private label currently accounts for approximately 60% of sales. During the year ended December 31, 2020, the Company had two customers whose sales accounted for approximately 77% of revenue. As of December 31, 2020, the Company had three customers that comprised approximately 78% or $631,575 of its combined accounts receivables and contract receivables with recourse. As of December 31, 2019, the Company had one customer who comprised approximately 91% or $1,527,976 of its combined accounts receivables and contract receivables with recourse.

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

Within the food industry, the global health and wellness sector is witnessing a “healthy” boom that shapes the ever-growing market as never before. Increasingly, consumers are developing food sensitivities and adopting healthier and more active lifestyles, leading them to seek healthier nutritional alternatives and consume fresh and organic food.

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

Intellectual Property

At present, the Company has a pending trademark application for its new brand, “This and That” chocolate. The Company may decide in the future to pursue efforts to protect its other intellectual property, trade secrets and proprietary methods and processes.

Research and Development

The Company has not to date undertaken, and does not currently plan to undertake, any material research and development activities.

Subsidiaries

The Company has no subsidiaries.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.	Properties.

The Company entered into a sublease for office space of approximately 2,800 square feet located at 2275 Half Day Road, Suite 346, Bannockburn, Illinois 60015 with Kinsale Holdings, Inc. dba Validant, an unrelated party. The sublease commenced February 5, 2019 and expires April 5, 2022. Rent for the first year is $4,655 per month and escalates by 3% each year.

The Company also entered into storage and procurement distribution agreement with Roadtex Transportation Corporation located at 13 Jensen Drive, Somerset, NJ 08873 to store the chocolate products, as well as fulfill the purchase orders from the Company’s customers.

Item 3.	Legal Proceedings.

On June 17, 2019, The Scale Effect Company d/b/a Mant Logistics filed an amended complaint in the United States District Court for the Northern District of Illinois naming as defendants the Company, Igor Gabal, Tomasz Kotas, and Baron Chocolatier, Inc. The action was originally against Baron Chocolatier only, alleging that Baron did not pay for shipping and logistics services in the amount of $277,233, plus accrued interest. The complaint was amended to allege that the Company is a successor corporation and continuation of Baron Chocolatier, thereby making the Company liable for the debts and liabilities of Baron, and that Baron is an alter ego for the Company, Igor Gabal and Tomasz Kotas. No trial date has been scheduled. The parties are still in the discovery stage. The Company intends to vigorously defend in this lawsuit.

In March 2021, Crossmark Inc. initial a lawsuit in the Circuit Court of Cook County, Illinois, against the Company, seeking to collect payment for services rendered. The Company had entered into an agreement with Crossmark to promote the sale of the Iron Energy products which the Company had distributed. Crossmark alleges that $100,000 plus costs and attorneys’ fees are owed by the Company. The default judgment entered in this case has been vacated and the Company intends to defend in this lawsuit.

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

Holders

The number of record holders of our common stock, as of August 26, 2021, was 55 according to our transfer agent.

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2020, there were no sales of unregistered securities.

Item 6.	Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Veroni Brands Corp. (formerly “Echo Sound Acquisition Corporation”) (“Veroni” or the “Company”) was incorporated on December 7, 2016, under the laws of the state of Delaware. The business purpose of the Company is to facilitate the sales and distribution of premium food products from Europe.

Prior to 2018, the Company’s operations were limited to issuing shares to its original stockholders and effecting a change in control of the Company. In 2018, the Company commenced its principal operations. The Company originated as a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

On January 30, 2018, the Company entered into a distribution agreement with FoodCare. Under the terms of the Distribution Agreement, the Company became the exclusive importer and distributor of FoodCare’s products in the United States, Puerto Rico and the U.S. Virgin Islands (the “U.S. market”). FoodCare is a manufacturer and supplier of desserts, cereals, energy drinks and other beverage products. Notably, FoodCare manufactures the “Iron Energy” drink, a product sponsored by celebrity and former boxer Mike Tyson. The term of the Distribution Agreement was for a period of 10 years during which Veroni was to have the exclusive right to distribute FoodCare products within the U.S. market, so long as Veroni purchased the required quantity of product from FoodCare. The Company failed to meet its minimum purchase requirements under the FoodCare agreement in 2018 in part due to FoodCare’s failure to provide promised marketing support. The Company terminated the agreement and relationship with FoodCare in 2020 due to the lack of its ability to support Veroni’s brand marketing initiatives.

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

In June 2021, the Company engaged Roadtex Transportation Corporation with 31 facilities nationwide that handles LTL logistics to better serve its customers throughout the United States. Management believes that this partnership will give the Company a tremendous opportunity to support its growth, as it will be able to store and ship products and fulfill its purchase orders received from its customers.

The Company has also established relationships with other European manufacturers that can provide a wide range of “panned” products, meaning those that are coated with a sugar syrup, chocolate, or both, such as nuts, raisins, pretzels, and fruit, as well as healthy snack items, and specialty confection goods.

For the fiscal year ended December 31, 2020, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. For the year ending December 31, 2020, the Company has an accumulated deficit of $1,386,108 since its inception. As of December 31, 2020, the Company had a cash balance available of approximately $116,730 and a working capital deficit of $342,796, which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Prior to 2018, the Company had focused its efforts on identifying business opportunities, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits. During 2018, the Company began distribution of various products and then increased its distribution network during 2019. During 2020, the Company’s revenues were impacted by the effects of COVID-19 as the pandemic affected transportation logistics. Revenues were $5,581,764 for 2020, as compared to $6,678,790 for 2019.

The 2020 gross profit of $1,155,331 was not sufficient to cover the Company’s operating expenses of $1,534,439, consisting of $359,399 in warehouse and selling expenses and $1,175,040 in general and administrative expenses, resulting in a net loss from operations of $379,108. In comparison, a gross profit of $860,352 was generated in 2019. Due to operating expenses of $1,419,806, consisting of $646,249 in warehouse and selling expenses and $773,557 in general and administrative expenses, a net loss from operations of $559,454 resulted.

The increase in general and administrative expenses from $773,557 in 2019 to $1,175,040 in 2020 was due primarily to an increase in officers’ salaries from $62,500 in 2019 to $552,656 in 2020.

The Company incurred no interest expense in 2020, as compared to $141,359 of interest expense on various promissory notes in 2019, resulting in a net loss of $700,813.

Liquidity and Capital Resources

At December 31, 2020, the Company had cash and a working capital deficit of $116,730 and $342,796, respectively, as compared to $99,010 and $364,784, respectively, at December 31, 2019. During the year ended December 31, 2020, operating activities provided cash of $573,978, and financing activities used cash of $556,258. In comparison, during fiscal 2019, operating activities used cash of $1,599,780 with $1,695,791 being provided by financing activities.

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we anticipate a significant amount of this loan will be forgiven; however, the forgiveness application process is not yet complete. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. Unforgiven portions of these loans will be repaid over 5 years, accruing interest at 1% per annum. The PPP loan has a loan balance of $56,250 as December 31, 2020.

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

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2021, particularly for the financing of inventory. While the Company has a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through December 31, 2020, the Company has engaged in sales of its equity securities in private placements. Through December 31, 2020, 10,531,400 shares have been sold for total gross proceeds of $518,533, 29,997 shares have been issued for services rendered valued at $22,497, 186,965 shares valued at $140,223 have been issued in lieu of interest, 286,667 shares have been issued upon conversion of a $215,000 promissory note, and a total of 2,270,000 shares were redeemed for $45,200.

Plan of Operations

During 2019 and 2020, sales were concentrated in two customers. One of these customers notified the Company that it was not selected as a vendor for 2021. Sales in 2021 are expected to decrease by more than 50%. As vendor selection is an annual process with this customer, the Company is planning to reapply as a vendor for 2022 and broaden its customer base. For the next few years, the Company will continue to focus on obtaining visibility for the products by contacting convenience store locations and small distributors to those types of locations. In addition, the Company will also continue to expand the number of products to be imported from Europe and distributed throughout the United States.

Management believes that while the current COVID-19 crisis has not affected the volume of sales, it has resulted in the Company experiencing supply chain and transportation logistics issues. Manufacturers and those providing shipping and logistics services are increasing prices and/or decreasing the amount of product and/or services to the Company, thereby making it more difficult to meet the terms of contracts with retailers. Management believes that for the current fiscal year, the Company will experience reduced profit margins as a result. It is not known whether the supply chain and transportation logistics issues will continue into the future.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. In 2019, the Company entered into a factoring agreement covering its accounts receivable (see below). The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the near term, the Company plans to rely on its primary stockholders to continue to fund the Company’s continuing operating requirements. The Company will require a minimum of $600,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Due to the above-described difficulties, management is seeking other opportunities outside of the import/distribution business in order to bring value to the stockholders.

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells the majority of its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. The loan is guaranteed by two major shareholders of the Company. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. As of December 31, 2020 and 2019, the Company owed $649,502 and $1,414,639, respectively, for advances on is receivables.

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

VERONI BRANDS CORP.

Financial Statements

December 31, 2020 and 2019

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Veroni Brands Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Veroni Brands Corp. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit since inception and insufficient working capital to meet its operating requirements, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of the 2019 Financial Statements

As discussed in Note 14 to the consolidated financial statements, the accompanying 2019 financial statements have been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-Based Compensation

As discussed in Note 2 to the financial statements, the Company issues stock-based compensation to non-employees.

Auditing management’s calculation of the fair value of stock-based compensation can be a significant judgment given the fact that the Company uses management’s estimates on various inputs to the calculation.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the stock-based compensation.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2021

Houston, TX

October 8, 2021

Veroni Brands Corp.

BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019
		(Restated)
ASSETS
Current Assets
Cash & equivalents	$116,730	$99,010
Accounts Receivable, net allowance for doubtful accounts of $0 and $2,125 respectively	14,303	129,565
Contract Receivables with recourse	793,904	1,554,510
Inventory	550,657	610,647
Prepaid expenses and other current assets	5,524	56,014

Total Current Assets	1,481,118	2,449,746

Other Assets
Deposits	9,310	9,310
Right-of-use asset-operating, net	74,721	122,856
Total Other Assets	84,031	132,166

Total Assets	$1,565,149	$2,581,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$68,869	$184,561
Accounts payable related party	783,417	546,612
Notes payable	-	215,000
Notes payable - related parties including interest	-	43,370
Contract receivables liability with recourse	649,502	1,414,639
Accrued liabilities	134,137	214,816
Paycheck protection loans (PPP)	56,250	-
Contract liabilities	74,800	143,033
Short-Term lease liability-operating	56,939	52,499

Total Current Liabilities	1,823,914	2,814,530

Long-term Liabilities
Economic injury disaster loan (EIDL)	149,900	-
Long-Term lease liability-operating	15,134	72,073

Total Long-Term Liabilities	165,034	72,073

Total Liabilities	1,988,948	2,886,603

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of December 31, 2020 and 2019	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized;27,085,029 and 26,738,362 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,709	2,674
Additional paid-in capital	959,600	699,635
ACCUMULATED DEFICIT	(1,386,108)	(1,007,000)
Total Stockholders’ Deficit	(423,799)	(304,691)

Total Liabilities and Stockholders’ Deficit	$1,565,149	$2,581,912

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2020 and 2019

	2020	2019
		(Restated)
Revenue, net	$5,581,764	$6,678,790

Cost of sales, related party	3,961,711	5,197,938
Cost of sales	464,722	620,500
Total cost of sales	4,426,433	5,818,438
Gross profit	1,155,331	860,352

Warehouse and selling expenses	359,399	646,249
General and administrative expenses	1,175,040	773,557
Total operating expenses	1,534,439	1,419,806

Net loss from operations	(379,108)	(559,454)

Other expense
Interest expense	-	140,359
Interest expense - related party	-	1,000
Total interest expense	-	141,359
Loss before income taxes	(379,108)	(700,813)

Income taxes	-	-

Net Loss	$(379,108)	$(700,813)

Net loss per share:
Basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	27,062,042	26,739,853

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

December 31, 2020 and 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	-	-	26,568,400	$2,656	$409,683	$(306,187)	$106,152

Issuance of common stock for services	-	-	29,997	3	22,494		22,497

Issuance of common stock for cash	-	-	203,000	21	152,229	-	152,250

Issuance of common stock, in lieu of interest	-	-	186,965	18	140,205	-	140,223

Redemption and cancellation of shares	-	-	(125,000)	(12)	(24,988)		(25,000)

Cancellation of shares	-	-	(125,000)	(12)	12		-

Net Loss for the year	-	-	-	-	-	(700,813)	(700,813)

Balance, December 31 2019 (Restated)	-	-	26,738,362	2,674	699,635	(1,007,000)	(304,691)

Issuance of common stock for cash	-	-	60,000	6	44,994	-	45,000

Conversion of promissory note to common stock	-	-	286,667	29	214,971		215,000

Net Loss for the year	-	-	-	-	-	(379,108)	(379,108)

Balance, December 31, 2020	-	$-	27,085,029	$2,709	$959,600	$(1,386,108)	$(423,799)

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENTS OF CASH FLOW

December 31, 2020 and 2019

	2020	2019
		(Restated)
Cash flow from operating activities:
Net Loss	$(379,108)	$(700,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service	-	22,496
Amortization of debt discount	-	112,500

Changes in:
Trade accounts receivable	117,387	(108,582)
Allowance for doubtful accounts	(2,125)	(7,823)
Contract Receivables	760,606	(1,554,510)
Prepaid expenses and other current assets	50,490	50,303
Inventory	59,990	(402,278)
Deposits	-	(9,310)
Accounts payable	(115,792)	140,981
Accounts payable related party	235,806	546,612
Accrued liabilities	(80,679)	165,895
Contract liabilities	(68,233)	143,033
ROU asset/liability	(4,364)	1,716
Net cash used in operating activities	573,978	(1,599,780)

Cash flows from financing activities:
Repayment of shareholders loans	-	(140,000)
Repayment of notes payable	-	(215,000)
Repayment of notes payable-related party	(62,371)	-
Proceeds of notes payable-related party	20,000	26,311
Proceeds from issuance of notes payable	-	457,591
Proceeds from issuance of common stock	45,000	152,250
Proceeds from (repayment of) contract receivables with recourse	(765,137)	1,414,639
Proceeds from issuance of PPP loan	56,250	-
Proceeds from issuance of Economic Injury Disaster loan	150,000	-
Net cash provided by financing activities	(556,258)	1,695,791

Net change in cash	17,720	96,011

Cash at the beginning of the year	99,010	2,999

Cash at the end of the year	$116,730	$99,010

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$1,000

Non-cash investing and financing activities
Conversion of promissory note debt discount	$215,000	$112,500
Redemption and cancellation of shares	$-	$25,000
Interest converted to common stock	$-	$27,591
Adoption of ASC 842	$-	$169,655

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2020 and 2019 (Restated)

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

Going Concern

The Company has generated revenue this year of approximately $5.6 million and incurred a net loss of $379,108 for the year ending December 31, 2020 and has an accumulated deficit of $1,386,108 since its inception. As of December 31, 2020, the Company had a cash balance available of approximately $116,730 and working capital of ($342,796) which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The Company failed to meet its minimum annual purchase requirements under the FoodCare Sp. z.o.o. (“FoodCare”) agreement, in part due to FoodCare’s failure to provide promised marketing support. In 2020, the Company terminated the agreement and relationship with FoodCare and no longer had exclusive rights to distribute FoodCare’s Iron Energy drinks. The Company has found greater success with the distribution of chocolate and snack products instead of beverages. In addition to importing products from ZWC Millano, the Company has recently established relationships with other European manufacturers that can manufacture wide range of “panned” products, meaning those that are coated with a sugar syrup and/or chocolate, such as nuts, raisin, pretzels, fruits and many other “panned” and healthy snacks items as well as chocolate bars, multi-flavor truffles, sticks, chocolate cups, 5-bites, chocolate covered gummies, chocolate Easter eggs, custom Christmas chocolate figures as well as Advent calendars and many other products to support demand of the Company’s national retailers.

The Company is continuing to evaluate various financing options in order to continue the funding of the expansion of its operations, the products being offered and its customer base. The Company is also focusing on broadening its customer base. As disclosed below in Accounts Receivable and Concentration of Credit Risk, a significant customer did not select the Company as a vendor for 2021.

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

December 31, 2020 and 2019 (Restated)

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2019 financial statements to conform to the 2020 presentation. These reclassifications have no effect on net loss for 2019.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the year ending December 31, 2020 and 2019 is $30,935 and $50,117, respectively.

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

The Company recognizes revenue from the sale of products when title and risk of loss passes and the customer accepts the goods, which generally occurs at the time of delivery to a customer warehouse. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Shipping and handling costs are treated as fulfillment costs and presented in warehouse and selling expenses.

Payments that are received before performance obligations are recorded are shown as current liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

Shipping Costs

Costs associated with shipping product to customers aggregating approximately $206,052 and $201,561 for the years ended December 31, 2020 and 2019, respectively, is included in warehouse and selling expenses.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2020 and 2019 (Restated)

Note 2 – Summary of Significant Accounting Policies (Continued)

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2020 and 2019, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when the Company determines that the potential for recovery is remote. An allowance for doubtful accounts of approximately $-0- and $2,125 is reserved as of December 31, 2020 and 2019, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. For the year ended December 31, 2020, we had one customer who comprised approximately 57% or $617,272 of our contract receivables with recourse and two customers who comprised approximately 100% or $14,303 of our accounts receivable. For the year ended December 31, 2019, we had one customer who comprised approximately 86% or $1,453,432 of our contract receivables with recourse and one customer who comprised approximately 57% or $74,544 of our accounts receivable.

For the year ended December 31, 2020, we had two customers with sales in excess of 10% of our revenue and they represented 77% of our revenue. For the year ended December 31, 2019, we had two customers with sales in excess of 10% of our revenue and they represented 72% of our revenue.

One of these customers had sales of approximately $2,405,000 and $3,887,000 in 2020 and 2019, respectively. Per Note 15, the Company was not selected as a vendor for 2021 for this customer.

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

Under the terms of the distribution agreement, the Company became the exclusive distributor of FoodCare products in the United States, Puerto Rico and the U.S. Virgin Islands. FoodCare is the sole supplier of Iron Energy to the Company. The term of the agreement was for ten years and gave the Company exclusive rights to distribute FoodCare products within the U.S. market, so long as the Company purchased the required quantity of product from FoodCare.

The Company failed to meet its minimum purchases in 2018, due in part to FoodCare’s failure to provide marketing support as promised. The Company terminated the agreement and relationship with FoodCare in 2020. Sales of Iron Energy were only $33,475 in 2020. The termination of the “Iron Energy” drink distribution agreement did not significantly affect the company or its revenue, as the Company has found greater success with the distribution of chocolate and snack products instead of beverages.

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

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2020 and 2019 (Restated)

Note 2 – Summary of Significant Accounting Policies (Continued)

Vendor Concentration

Currently, the Company is sourcing all its chocolate products and snacks from the Millano Group, a related party. The Company has not entered into a distributor agreement but is currently negotiating an agreement with Millano Group. The Company, due to relationships with other European manufacturers could find other sources to replace its chocolate and snack products if the Company were to terminate Millano Group as its suppler for chocolate products. Total purchases in 2020 and 2019 were approximately $3,961,711 and $5,102,224, respectively which represents 100% and 99% of product purchases, respectively.

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, there were no net deferred tax assets, as the Company established a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2020 and 2019, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at December 31, 2020 and 2019 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2020 and 2019 (Restated)

Note 2 – Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity–Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. In June 2018, the Financial Accounting Standards Board adopted Accounting Standards Update 2018-07 Compensation – Stock

Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. In that update, ASC 505 has been rescinded in its entirety and share based compensation issued to nonemployees will now fall under ASC 718 and its associated fair value measurements. Due to the Emerging Growth Company (see below) status of the Company, the Company has adopted the update on January 1, 2020.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update should be applied on a prospective basis. The provisions of ASU 2017-04 are effective for the fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has elected this accounting guidance as of January 1, 2020. It has had no effect on the Company’s financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. For emerging growth companies, the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018. The Company is in the process of reviewing the potential impact of ASU 2018-07.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2020 and 2019 (Restated)

Note 3 – Inventory

Finished Goods inventory consist of “Iron Energy” energy drinks, chocolates, and related products imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or net realizable value. Inventory cost includes all freight (ocean, air and truck) costs to the warehouse, import duties, regulatory and miscellaneous fees. Inventory is as follows:

	December 31, 2020	December 31, 2019

Finished goods – in transit to warehouse	$-	$399,043
Finished goods – in warehouse	550,657	211,604
Finished goods - consignment	-	-
	$550,657	$610,647

During 2019, the Company removed beverage product totaling approximately $245,000 from inventory due to reaching the end of its shelf life and became unsaleable. A proprietary label problem on some chocolate products of approximately $207,900 was identified and removed from inventory as the product was unsaleable. The labeling problem was corrected for future products.

Note 4 – Prepaid Expenses

Prepaid inventory

The Company’s foreign suppliers will generally require that the Company pay in advance of an inventory shipment to it from Europe. The Company’s current agreement with FoodCare includes provisions in which title for the inventory passes upon FoodCare loading the product onto truck transport for delivery to the seaport in Poland. Amounts transferred to the Company’s suppliers to secure future delivery, but prior to transfer of title of those shipments, are recorded as prepaid inventory and are included in prepaid expenses and other current assets.

	December 31, 2020	December 31, 2019

Prepaid services	$5,524	$1,049
Prepaid Rent	-	4,655
Prepaid inventory	-	50,310
	$5,524	$56,014

Note 5 – Notes Payable Other

On February 6, 2019 the Company issued a promissory note in the amount of $150,000, bearing interest at 4 percent monthly or the equivalent of 48 percent per annum rate. The note was repaid in full June 2019. The Company issued to the lender 26,965 shares of the Company’s common stock value at $20,224 lieu of a cash payment of interest. The shares were valued at $0.75 per share, being the last price at which shares had been sold.

On February 22, 2019, the Company entered into a promissory note in the amount of $215,000. The note matured on December 31, 2019 and can be converted in shares of the Company’s common stock at $0.75 per share during the term of the note. The Company agreed to issue to the lender 150,000 shares of the Company’s common stock on or before December 31, 2019 as a one-time consideration for making the loan in lieu of a cash payment of interest. The common stock issuable under the term of the promissory note was valued at $112,500 with an effective interest rate of 88.5% and was amortized over the term of the note. Through December 31, 2019 approximately $112,500 has been amortized and recorded as Interest Expense. The lender in 2020 converted the promissory note into 286,667 shares of the Company’s common stock at the conversion price of $0.75 per share.

On March 11, 2019, the Company issued a promissory note in the amount of $65,000. The note accrued interest at 5% every 45 days on the unpaid principal balance or the equivalent of 40.6% per annum rate. The promissory note was repaid in full on June 11, 2019. The Company issued to the lender 10,000 shares of the Company’s common stock valued at $7,500 in lieu of a cash payment of interest.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2020 and 2019 (Restated)

Note 5 – Notes Payable Other (Continued)

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we anticipate a significant amount of this loan will be forgiven; however, the forgiveness application process is not yet complete. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. Unforgiven portions of these loans will be repaid over 5 years, accruing interest at 1% per annum. The PPP loan has a loan balance of $56,250 as December 31, 2020.

Note 6 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. On September 11, 2019, the lender (now doing business as Triumph Business Capital), entered into an amended agreement with the Company which lowered the interest rate charged by the lender from 0.49% for every 10 days to Prime Rate (floor of 5.5%) plus 3%. As of December 31, 2020 and 2019 the Company owes $649,502 and $1,414,639, respectively for advances on their receivables. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company, a major shareholder, have guaranteed the debt.

Note 7 – Long Term Debt

On August 27, 2020 the Company received an Economic Injury Disaster Loan (EIDL) from the U.S. Small Business Administration SBA) in the amount of $150,000. The interest rate is 3.75% with payments of $731 beginning twelve month from the date of the loan. Interest is accrued monthly and payments are first applied to interest accrued to the date of receipt of payment and the balance, if any, will be applied to the principal. The balance of principal and interest is due 8/27/2050. As of December 31, 2020 the Company owes $149,900.

The maturity of the EIDL loan as of December 31, 2020 is as follows:

2021	$-
2022	-
2023	2,181
2024	3,285
2025	3,410
Thereafter	141,024
$149,900

Note 8 – Stockholders’ Equity

The Board of Directors is authorized to issue preferred stock by series that will establish the number of shares to be included and fix the designation, powers, preferences and rights of the shares each such series and the qualifications, limitations or restrictions thereof. At December 31, 2020, the Company has not established any series of preferred stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

From January 1 to December 31, 2019 the Company issued 203,000 shares of common stock in consideration of cash proceeds of $152,250. The Company also issued 29,997 shares of common stock for services rendered with a value of $22,497 and issued 186,965 shares valued at $140,223 in lieu of a cash payment of interest.

During 2019, the Company redeemed 250,000 shares of common stock for $25,000 from two of the original founders of the Company. These shares were cancelled and restored to the status of authorized but unissued shares of common stock.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2020 and 2019 (Restated)

Note 8 – Stockholders’ Equity (Continued)

From January 1 to December 31, 2020 the Company issued 60,000 shares of common stock in consideration of cash proceeds of $45,000. The Company also issued 286,667 shares of common stock for conversion of promissory note with a value of $215,000.

At December 31, 2020, the Company has no outstanding options or warrants.

Note 9 –Related Party Transactions

During 2018, two significant shareholders of the Company advanced the Company $157,059. The advance was evidenced by two individual notes totaling $155,000 which were due on or before August 1, 2019 and a payable of $2,059. The two notes have a fixed interest fee of $1,000 for each of the notes. One shareholder was repaid in June 2019 on his promissory note and accrued interest, which totaled $61,000. In December 2019 that shareholder paid $6,276 of Company expenses and $14,726 of Company liabilities. In January 2020 the Company reimbursed the shareholder these amounts.

The due date for the second shareholder note was extended to be due on or before August 1, 2020, and as of December 31, 2019, $78,000 has been repaid leaving an outstanding loan balance of $17,000 and a payable of $4,370. Unpaid interest of $1,000 has been accrued as of December 31, 2019 for the remaining balance of the promissory note. The Company repaid the remaining principal and accrued interest in February 2020 and paid $2,311 of the outstanding payable in March 2020. At December 31, 2020 the related party balances were as follows:

	December 31, 2020	December 31, 2019

Loans	$-	$18,000
Accounts payable	-	25,370
Total related party	$-	$43,370

During the year ended December 31, 2020, one of the significant shareholders paid certain expenses on behalf of the Company from time to time. These amounts were repaid during the year and no amount was owed to the shareholder at December 31, 2020.

The Company is purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of a major shareholder), and owed $783,417 and $546,612 at December 31, 2020 and 2019, respectively. The balance is reflected in accounts payable related party.

Note 10 – Income Taxes

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

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2020 and 2019 (Restated)

Note 10 – Income Taxes (Continued)

Significant components of the Company’s deferred tax assets were as follows for the year ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforward	$321,981	$214,359
Total deferred tax assets	$321,981	$214,359

Deferred tax liabilities	-	-

Total deferred tax liabilities	-	-

Net deferred tax assets (liabilities)	321,981	214,359
Less valuation allowance	(321,981)	(214,359)
Net deferred tax assets (liabilities)	$-	$-

At December 31, 2020 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,264,558. The federal and state net operating loss carryforwards will expire beginning in 2037. The income tax expense (benefit) consisted of the following for the years ended December 31, 2020 and 2019:

	2020	2019

Total current	$-	$-
Total deferred	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a reconciliation of the expected statutory federal income tax provision (21 percent) to the actual income tax benefit for the years ended December 31, 2020 and 2019:

	2020	2019

Federal statutory rate (benefit)	$(80,000)	$(147,000)
State tax (benefit), net of federal benefits	(28,000)	(53,000)
Permanent differences	-	-
Change in valuation allowance	108,000	200,000
	$-	$-

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2020 and 2019 (Restated)

Note 11– Office Lease

On February 4, 2019, the Company entered into a sublease for office space located in Bannockburn, Illinois, with an unrelated third party. The sublease terminates on May 31, 2022. The sublease requires annual rent of $55,860 for the first year of the sublease, $57,536 for the second year, $59,262 for the third year, and $61,040 for the last year. Rent for the years ending December 31, 2020 and 2019 was $53,031 and $52,256, respectively. The Company also paid a security deposit of $9,310, which is reflected in Other Assets - Deposits As of December 31, 2020, our right of use asset and related liability was $74,721 and $72,073, respectively.

In determining the present value of our operating lease right-of-use asset and liability, we used a discount rate of 5% (which approximates our borrowing rate). The remaining term on the lease is 1.42 years.

The annual rent per the sublease is as follows:

2021	$59,107
2022	15,110
$74,217

Note 12– Revenue

During the year ended December 31, 2020, the Company had two customers whose sales accounted for approximately 77% of revenue.

The following table presents revenues by product line for the years ended December 31:

	2020	2019
Chocolate	$5,581,645	$6,570,709
Energy drinks	$119	$108,081
Totals	$5,581,764	$6,678,790

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

On June 17, 2019, The Scale Effect Company d/b/a Mant Logistics filed an amended complaint in the United States District Court for the Northern District of Illinois naming as defendants the Company, Baron Chocolatier, Inc. and two significant shareholders of the Company. The action was originally against Baron Chocolatier only, alleging that Baron did not pay for shipping and logistics services in the amount of $277,233, plus accrued interest. The complaint was amended to allege that the Company is a successor corporation and continuation of Baron Chocolatier, thereby making the Company liable for the debts and liabilities of Baron, and that Baron is an alter ego for the Company and the Company’s two significant shareholders. No trial date has been scheduled. The parties are still in the discovery stage, as the pandemic and a reassignment of the case to a new judge caused delays. The Company intends to vigorously defend in this lawsuit.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2020 and 2019 (Restated)

Note 13– Commitments and Contingencies (Continued)

In March 2021, Crossmark Inc. initial a lawsuit in the Circuit Court of Cook County, Illinois, against the Company, seeking to collect payment for services rendered. The Company had entered into an agreement with Crossmark to promote the sale of the Iron Energy products which the Company had distributed. Crossmark alleges that $100,000 plus costs and attorneys’ fees are owed by the Company. The default judgment entered in this case has been vacated and the Company intends to defend in this lawsuit. The Company has accrued $100,000 in 2019 as a reserve for this liability.

Note 14 – Explanation of our Restatement

The Company restating its Annual Report for the Annual period ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on April 14, 2020 (the “Original Report”). The financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 require restatement in order to correct the presentation of a note payable that was incorrectly classified as equity, record the right-of-use asset to comply with ASC 842 and accrue $100,000 for the Crossmark lawsuit to comply with ASC 450 as stated in Note 13. The changes in our consolidated financial statements are summarized, below.

Veroni Brands Corp.

BALANCE SHEETS

December 31, 2019

	As Originally Reported	Adjusted	As Restated
ASSETS
Current Assets
Cash & equivalents	$99,010	$-	$99,010
Accounts Receivable, net allowance for doubtful accounts of $0 and $2,125 respectively	129,565		129,565
Contract Receivables with recourse	1,554,510		1,554,510
Inventory	610,647		610,647
Prepaid expenses and other current assets	56,014		56,014
Total Current Assets	2,449,746	-	2,449,746

Other Assets
Deposits	9,310		9,310
Right-of-use asset-operating, net	0	122,856	122,856
Total Other Assets	9,310	122,856	132,166

Total Assets	$2,459,056	$122,856	$2,581,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$184,561	$-	$184,561
Accounts payable related party	546,612		546,612
Notes payable	-	215,000	215,000
Notes payable - related parties including interest	43,370		43,370
Contract receivables liability with recourse	1,414,639		1,414,639
Accrued liabilities	114,816	100,000	214,816
Contract liabilities	143,033		143,033
Short-Term lease liability-operating	-	52,499	52,499
Total Current Liabilities	2,447,031	367,499	2,814,530

Long-term Liabilities
Deferred Rent	1,716	(1,716)
Economic injury disaster loan (EIDL)	-	-	-
Long-Term lease liability-operating	-	72,073	72,073

Total Long-Term Liabilities	1,716	70,357	72,073

Total Liabilities	2,448,747	437,856	2,886,603

STOCKHOLDERS’ DEFICIT

Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of December 31, 2020 and 2019	-		-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 27,085,029 and 26,738,362 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,703	(29)	2,674
Additional paid-in capital	914,606	(214,971)	699,635
ACCUMULATED DEFICIT	(907,000)	(100,000)	(1,007,000)
Total Stockholders’ Deficit	10,309	(315,000)	(304,691)

Total Liabilities and Stockholders’ Deficit	$2,459,056	$122,856	$2,581,912

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENTS OF OPERATIONS

For the year ended December 31, 2019

	As Originally Reported	Adjusted	As Restated

Revenue, net	$6,678,790	$-	$6,678,790

Cost of sales, related party	5,197,938		5,197,938
Cost of sales	620,500		620,500
Total cost of sales	5,818,438	-	5,818,438
Gross profit	860,352	-	860,352

Warehouse and selling expenses	646,249		646,249
General and administrative expenses	673,557	100,000	773,557
Total operating expenses	1,319,806	100,000	1,419,806

Net loss from operations	(459,454)	(100,000)	(559,454)

Other expense
Interest expense	140,359		140,359
Interest expense - related party	1,000		1,000
Total interest expense	141,359	-	141,359
Loss before income taxes	(600,813)	(100,000)	(700,813)

Income taxes	-	-	-

Net Loss	$(600,813)	$(100,000)	$(700,813)

Net loss per share:
Basic and diluted	$(0.02)	$1.66	$(0.03)

Weighted average shares outstanding:
Basic and diluted	26,799,927	(60,074)	26,739,853

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

December 31, 2020 and 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	-	-	26,568,400	$2,656	$409,683	$(306,187)	$106,152

Issuance of common stock for services	-	-	29,997	3	22,494		22,497

Issuance of common stock for cash	-	-	203,000	21	152,229	-	152,250

Issuance of common stock, in lieu of interest	-	-	186,965	18	140,205	-	140,223

Conversion of promissary note to common stock	-	-	286,667	29	214,971		215,000

Redemption and cancellation of shares	-	-	(125,000)	(12)	(24,988)		(25,000)

Cancellation of shares	-	-	(125,000)	(12)	12		-

Net Loss for the year	-	-	-	-	-	(700,813)	(700,813)

Balance, December 31 2019 (Original)	-	-	27,025,029	2,703	914,606	(1,007,000)	(89,691)

Reverse conversion of promissory note to common stock	-	-	(286,667)	(29)	(214,971)	-	(215,000)

Balance, December 31, 2020 (Restated)	-	$-	26,738,362	$2,674	$699,635	$(1,007,000)	$(304,691)

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENTS OF CASH FLOW

December 31, 2019

	As Originally Reported	Adjusted	As Restated

Cash flow from operating activities:
Net Loss	$(600,813)	$(100,000)	$(700,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service	22,496		22,496
Amortization of debt discount	140,224	(27,724)	112,500
Expenses paid by shareholder	11,586	(11,586)	-

Changes in:
Trade accounts receivable	(108,582)		(108,582)
Allowance for doubtful accounts	(7,823)		(7,823)
Contract Receivables	(1,554,510)		(1,554,510)
Prepaid expenses and other current assets	50,303		50,303
Inventory	(402,278)		(402,278)
Deposits	(9,310)		(9,310)
Accounts payable	155,574	(14,593)	140,981
Accounts payable related party	546,612		546,612
Accrued liabilities	65,894	100,001	165,895
Contract liabilities	143,033		143,033
ROU asset/liability	1,716		1,716
Net cash used in operating activities	(1,545,878)	(53,902)	(1,599,780)

Cash flows from financing activities:
Repayment of shareholders loans	(140,000)	-	(140,000)
Repayment of notes payable	(65,000)	(150,000)	(215,000)
Proceeds from issuance of notes payable	280,000	203,902	483,902
Proceeds from issuance of common stock	152,250	-	152,250
Proceeds from (repayment of) contract receivables with recourse	1,414,639	-	1,414,639
Net cash provided by financing activities	1,641,889	53,902	1,695,791

Net change in cash	96,011		96,011

Cash at the beginning of the year	2,999		2,999

Cash at the end of the year	$99,010	$-	$99,010

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,000	$-	$1,000

Non-cash investing and financing activities
Conversion of promissory note debt discount	$112,500	$-	$112,500
Redemption and cancellation of shares	$25,000	$-	$25,000
Interest converted to common stock	$27,591	$-	$27,591
Adoption of ASC 842	$169,655	$-	$169,655

The accompanying notes are an integral part of these financial statements

Note 15 – Subsequent Events

In February 2021, the Company entered into a consulting agreement with a firm to provide strategic business planning services for a period of six months in consideration for the issuance of 27,000 restricted shares of common stock.

In April 2021, the Company received a letter from one of its significant customers stating that the Company was not selected as a vendor for 2021.

In June 2021, the Company entered into storage and procurement distribution agreement with a transportation company to store the chocolate products, as well as fulfill the purchase orders from the Company’s customers. The agreement is for a term of two years from the date of first inbound receipt and may be terminated at the option of the Company upon 60 days’ notice.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 18, 2021, the Company dismissed L J Soldinger Associates, LLC (“Soldinger”) as its independent registered public accounting firm. Other than as noted in the paragraph below, the report of Soldinger on the Company’s financial statements for the years ended December 31, 2019 and 2018 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to audit scope, or accounting principles.

The report of Soldinger on the Company’s financial statements as of and for the years ended December 31, 2019 and 2018 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had recurring losses from operations, and an accumulated deficit, low working capital and cash balances that raised substantial doubt about its ability to continue as a going concern.

During the fiscal years ended December 31, 2019 and 2018 and through the interim period ended January 18, 2021, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with Soldinger on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Soldinger’s satisfaction, would have caused it to make reference thereto in its reports on the Company’s financial statements for such periods.

On January 20, 2021, the Company engaged M&K CPA, PLLC (“M&K”) as the registered independent public accountant for the fiscal year ended December 31, 2020. The decision to appoint M&K was approved by the Company’s Board of Directors on January 20, 2021.

During the Company’s two most recent fiscal years and the subsequent interim period up through the date of engagement of M&K (January 20, 2021), neither the Company nor anyone on its behalf consulted M&K regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements. Further, M&K has not provided the Company with written or oral advice that was an important factor that the Company considered in reaching a decision as to any accounting, auditing or financial reporting issues.

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

As of December 31, 2020, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of December 31, 2020, our President and Chief Financial Officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of December 31, 2020.

As a result of our material weakness described below, management has concluded that, as of December 31, 2019, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at December 31, 2020:

●	There is a lack of segregation of duties within the accounting and financial reporting process along with the proper safeguards to prevent the management override of controls, as the Company has only one executive officer.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at December 31, 2020.

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

Igor Gabal, age 46, serves as President, Secretary, Chief Financial Officer and Director of the Company. Mr. Gabal has over 15 years of middle-market private equity investment experience primarily in real estate, industrial manufacturing, consumer packaged goods distribution or services operating industries. He has initiated and overseen add-on acquisitions, debt capital market issues for various companies and has experience and relationships with middle-market private equity firms, investment banks and debt financing sources. Prior to founding Veroni Brands, Corp. Mr. Gabal served as a board member and managing member for Guterman Partners Companies since 2009. Mr. Gabal was acting as EVP for Baron Chocolatier, Inc. the company that has specialized on the import and distribution of chocolate related products throughout the United States since 2016. Mr. Gabal received his Bachelor of Science in Business Management degree from DeVry Institute in 2000 and also attended Kellogg School of Management 2000-2002.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2020, there were no instances where officers, directors, or greater than 10% beneficial owners did not comply with Section 16(a) of the Exchange Act.

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

The following table summarizes all compensation recorded by us in the past two fiscal years for our principal executive officer, who is our sole executive officer, during the fiscal years ended December 31, 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Igor Gabal,	2020	90,000	361,828	—	$—	—	451,828
Chief Executive Officer	2019	31,250	—	—	$—	—	31,250

Narrative Disclosure to Summary Compensation Table

The Company entered into an employment agreement with Igor Gabal dated January 2, 2019. The agreement specifies a minimum annual base salary of $35,000 for the first year and 450,000 shares of common stock for each of the first two years of his employment. The shares are to be issued within 30 days following his second year of employment. For the second year of his employment, the minimum base salary is $90,000 plus monthly $25,000 bonuses. For the third through fifth years of employment, Mr. Gabal’s minimum annual base salary increases to $450,000 and he is to receive 270,000 shares of common stock per year. The agreement also grants piggy back registration rights with regard to the shares issued as compensation. In the event of termination for any reason other than cause or by Mr. Gabal for good reason after two years of employment, the Company is to provide him with severance in an amount equal to one year of his highest total salary in any prior full year of employment, unused accrued vacation time and reimbursement for any legitimate Company expenses. In the event of a change of control event, Mr. Gabal is to receive payment equal to one and a half times his highest total annual compensation. This summary is qualified in its entirety to the complete Employment Agreement, which is an exhibit to this annual report.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2020.

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

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives. No incentive bonuses had been granted as of December 31, 2020.

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

The following table sets forth certain information regarding beneficial ownership of our common stock on August 26, 2021 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock and our current director and executive officer.

Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percent of Class for Vote (2)
Tomasz Kotas (3)	12,788,399	47.1%
Igor Gabal (4)	12,100,000	44.6%

(1)	To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, it is anticipated that each person named in the table will have sole voting and investment power with respect to the shares set forth opposite such person’s name.
(2)	Based on 27,112,028 shares of common stock outstanding as of 2021.
(3)	The address of Mr. Kotas is 1950 Telegraph Road, Lake Forest, IL 60045. Includes 44,000 shares held of record by his wife.
(4)	Mr. Gabal is the sole officer and director of the Company. Includes 7,200,000 shares held of record by GP Michigan, LLC, a company controlled by Mr. Gabal. Mr. Gabal’s address is 6715 N. Sauganash Avenue, Lincolnwood, IL 60712.

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

In December 2019, Mr. Gabal paid $6,276 of Company expenses and $14,726 of Company liabilities. These amounts were reimbursed in January 2020.

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. Igor Gabal, the sole officer and director of the Company, and Tomasz Kotas, the largest shareholder of the Company, have provided their personal guarantees. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. As of December 31, 2020 and 2019, the Company owed $649,502 and $1,414,639, respectively, for advances on its receivables.

The Company is currently purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of Tomasz Kotas). As of December 31, 2020 and 2019, $783,417 and $546,612, respectively, was owed to Millano Group. The balance is reflected in accounts payable related party.

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

Fees paid to our principal accountants, M&K CPAS, PLLC for the 2020 and 2019 audit are $36,500. Fee paid to LJ Soldinger Associates, LLC for the fiscal years ended December 31, 2020 and 2019, were as follows:

	Year Ended December 31,
	2020	2019
Audit fees (1)	$36,500	$47,810
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$36,500	$47,810

(1)	The amount billed or to be billed to us for professional services related to the audit of our annual financial statements for the years ended December 31, 2020 and 2019 included reviews of our quarterly reports on Form 10-Q.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board of Directors pre-approves all services to be provided to our Company by the independent auditors. This includes the pre-approval of (i) all audit services and (ii) any significant (i.e., not de minimis) non-audit services. Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence. All services provided by and fees paid to our independent auditors for 2020 and 2019 were pre-approved by the Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Promissory note dated October 2, 2018 to Igor Gabal (4)
10.3	Promissory note dated October 3, 2018 to Tomasz Kotas (4)
10.4	Amendment 2 to Factoring and Security Agreement with Triumph Business Capital dated September 11, 2019 (5)
10.5	Employment Agreement of Igor Gabal
16.1	Letter from L J Soldinger Associates, LLC (6)
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certification of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Annual Report on Form 10-K of Veroni Brands Corp. for the fiscal year ended December 31, 2020, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed April 16, 2019.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 14, 2019.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated January 18, 2021, filed January 27, 2021.

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

VERONI BRANDS CORP.

Dated: October 8, 2021	By:	/s/ Igor Gabal
Igor Gabal, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Igor Gabal	Principal Executive, Financial and Accounting Officer and Director	October 8, 2021
Igor Gabal

