Form 10-Q
period 2021-03-31
Veroni Brands Corp.
filed 2021-10-28
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,112,029 shares as of October 28, 2021

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2021

Veroni Brands Corp.

BALANCE SHEETS

March 31, 2021 and December 31, 2020

	2021	2020
	Unaudited
ASSETS
Current Assets
Cash & equivalents	$122,729	$116,730
Accounts Receivable, net allowance for doubtful accounts of $0	74,556	14,303
Contract Receivables with recourse	704,055	793,904
Inventory	524,373	550,657
Prepaid expenses and other current assets	15,355	5,524
Total Current Assets	1,441,068	1,481,118

Other Assets
Deposits	9,310	9,310
Right-of-use asset-operating, net	61,097	74,721
Total Other Assets	70,407	84,031

Total Assets	$1,511,475	$1,565,149

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$63,148	$68,869
Accounts payable related party	572,535	783,417
Contract receivables liability with recourse	843,142	649,502
Accrued liabilities	164,226	134,137
Paycheck protection loans (PPP)	56,250	56,250
Contract liabilities	65,100	74,800
Short-Term lease liability-operating	58,103	56,939
Total Current Liabilities	1,822,504	1,823,914

Long-term Liabilities
Economic injury disaster loan (EIDL)	149,900	149,900
Long-Term lease liability-operating	-	15,134

Total Long-Term Liabilities	149,900	165,034

Total Liabilities	1,972,404	1,988,948

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of March 31, 2021 and December 31, 2020	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 27,112,029 and 27,085,029 shares issued and outstanding as of Mach 31, 2021 and December 31, 2020, respectively	2,712	2,709
Additional paid-in capital	1,006,847	959,600
ACCUMULATED DEFICIT	(1,470,488)	(1,386,108)

Total Stockholders’ Deficit	(460,929)	(423,799)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,511,475	$1,565,149

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENTS OF OPERATIONS

For the three months ended March 31,2021 and 2020

Unaudited

	2021	2020

Revenue, net	$898,176	$1,140,685

Cost of sales, related party	629,511	719,109
Cost of sales	540	15,357
Total cost of sales	630,051	734,466
Gross profit	268,125	406,219

Warehouse and selling expenses	59,788	86,141
General and administrative expenses	293,217	193,113
Total operating expenses	353,005	279,254

Net income (loss) from operations	(84,880)	126,965

Other income
Other income	500	-
Total other income	500	-
Income (loss) before income taxes	(84,380)	126,965

Income taxes	-	-

Net income (loss)	$(84,380)	$126,965

Net income (loss) per share:
Basic and diluted	*	*

Weighted average shares outstanding:
Basic and diluted	27,062,042	27,075,799

* less than $.01 per share

The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2021

Unaudited

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	-	$-	27,085,029	$2,709	$959,600	$(1,386,108)	$(423,799)

Issuance of common stock for services	-	-	27,000	3	47,247		47,250

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(84,380)	(84,380)
Balance, March 31, 2021	-	$-	27,112,029	$2,712	$1,006,847	$(1,470,488)	$(460,929)

Veroni Brands, Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2020

Unaudited

Balance, December 31, 2019	-	$-	27,025,029	$2,703	$914,606	$(907,000)	$10,309

Issuance of common stock for cash	-	-	60,000	6	44,994		45,000

Net income for the three months ended March 31, 2020	-	-	-	-	-	126,965	126,965
Balance, March 31, 2020	-	$-	27,085,029	$2,709	$959,600	$(780,035)	$182,274

 The accompanying notes are an integral part of these financial statements

Veroni Brands Corp.

STATEMENTS OF CASH FLOW

For the three months ended March 31, 2021 and 2020

Unaudited

	2021	2020

Cash flow from operating activities:
Net Income (Loss)	$(84,380)	$126,965
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for service	47,250	-
Changes in:
Trade accounts receivable	(60,253)	(119,138)
Contract receivables	89,849	831,414
Other receivables’ related party		(184,848)
Prepaid expenses and other current assets	(9,831)	(43,701)
Inventory	26,284	207,009
Accounts payable	(5,721)	50,447
Accounts payable related party	(210,882)	(174,776)
Customer deposits	-	25,000
Accrued liabilities	30,089	17,199
Deferred rent	-	189
Contract liabilities	(9,700)	(70,033)
ROU asset/liability	(346)	-
Net cash provided by (used in) operating activities	(187,641)	665,727

Cash flows from financing activities:
Repayment of shareholders loans	-	(40,311)
Proceeds from issuance of common stock	-	45,000
Proceeds from (repayment of) contract receivables with recourse	193,640	(753,257)
Net cash provided by (used in) financing activities	193,640	(748,568)

Net change in cash	5,999	(82,841)

Cash at the beginning of the year	116,730	99,010

Cash at the end of the year	$122,729	$16,169

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Non-cash investing and financing activities Financing of insurance premiumns	$-	$14,859

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2021 and 2020

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

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on October 12, 2021 for the years ended December 31, 2020 and 2019.

Going Concern

The Company has generated revenue of approximately $899,000 and incurred a net loss of $84,380 for the three months ended March 31, 2021 and has an accumulated deficit of $1,470,488 since its inception. As of March 31, 2021, the Company had a cash balance available of approximately $122,729 and negative working capital of ($381,436) which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2021 and 2020

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

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2020 financial statements to conform to the 2021 presentation. These reclassifications have no effect on net loss for 2020.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the year ending March 31, 2021 and 2020 is $0.

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

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2021 and 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

Shipping Costs

Costs associated with shipping product to customers aggregating approximately $25,705 and $49,399 for the three months ended March 31, 2021 and 2020, respectively, is included in warehouse and selling expenses.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2021 and 2020, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when the Company determines that the potential for recovery is remote. An allowance for doubtful accounts of approximately $-0- is reserved as of March 31, 2021 and 2020.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. For the three months ended March 31, 2021, we had one customer who comprised approximately 56% or $394,045 of our contract receivables with recourse and two customers who comprised approximately 82% or $17,282 of our accounts receivable. For the three months ended March 31, 2020, we had one customer who comprised approximately 77% or $750,704 of our contract receivables with recourse.

For the three months ended March 31, 2021, we had two customers with sales in excess of 10% of our revenue and they represented 89% of our revenue. For the three months ended March 31, 2020, we had two customers with sales in excess of 10% of our revenue and they represented 78% of our revenue.

One of these customers had sales of approximately $352,151 and $603,087 for the three months ended March 31, 2021 and 2020, respectively. Per Note 13, the Company was not selected as a vendor for 2021 for this customer.

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

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2021 and 2020

Note 2 – Summary of Significant Accounting Policies (continued)

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

Vendor Concentration

Currently, the Company is sourcing all its chocolate products and snacks from the Millano Group, a related party. The Company has not entered into a distributor agreement but is currently negotiating an agreement with Millano Group. The Company, due to relationships with other European manufacturers could find other sources to replace its chocolate and snack products if the Company were to terminate Millano Group as its suppler for chocolate products. Total purchases for the three months ended for March 31,2021 and 2020 were approximately $531,712 and $657,288, respectively which represents 100% of product purchases.

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2021 and 2020, there were no net deferred tax assets, as the Company established a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2021 and 2020, there are no outstanding dilutive securities.

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

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2021 and 2020

Note 2 – Summary of Significant Accounting Policies (Continued)

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at March 31, 2021 and 2020 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

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

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2021 and 2020

Note 3 – Inventory

Finished Goods inventory consist of “Iron Energy” energy drinks, chocolates, and related products imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or net realizable value. Inventory cost includes all freight (ocean, air and truck) costs to the warehouse, import duties, regulatory and miscellaneous fees. Inventory is as follows:

	March 31, 2021	December 31, 2020

Finished goods – in warehouse	524,373	550,657
Finished goods - consignment	-	-
	$524,373	$550,657

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

	March 31, 2021	December 31, 2020

Prepaid services	$5,355	$5,524
Prepaid Rent	-	-
Prepaid inventory	10,000	-
	$15,355	$5,524

Note 5 – Notes Payable Other

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

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we anticipate a significant amount of this loan will be forgiven; however, the forgiveness application process is not yet complete. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. Unforgiven portions of these loans will be repaid over 5 years, accruing interest at 1% per annum. The PPP loan has a loan balance of $56,250 as March 31, 2021.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2021 and 2020

Note 6 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. On September 11, 2019, the lender (now doing business as Triumph Business Capital), entered into an amended agreement with the Company which lowered the interest rate charged by the lender from 0.49% for every 10 days to Prime Rate (floor of 5.5%) plus 3%. On January 27, 2021, the agreement was further amended to include the factoring of purchase orders at the Wall Street Journal Prime Rate, which allows the Company to pre-pay for product shipped from the supplier.

As of March 31, 2021 and December 31, 2020 the Company owes $843,102 and $649,502, respectively for advances on their receivables. Of the $843,102 amount, $266,784 is related to the purchase order financing. The Company bears all credit risk related to the receivables factored as well as purchase order financing. The Company has given a security interest in substantially all of its assets and the president of the Company and a major shareholder, have personally guaranteed the debt.

Note 7 – Long Term Debt

On August 27, 2020 the Company received an Economic Injury Disaster Loan (EIDL) from the U.S. Small Business Administration SBA) in the amount of $150,000. The interest rate is 3.75% with payments of $731 beginning twelve month from the date of the loan. Interest is accrued monthly and payments are first applied to interest accrued to the date of receipt of payment and the balance, if any, will be applied to the principal. The balance of principal and interest is due 8/27/2050. As of March 31, 2021 the Company owes $149,900.

The maturity of the EIDL loan as of March 31, 2021 is as follows:

2021	$-
2022	-
2023	2,181
2024	3,285
2025	3,410
Thereafter	141,024
$149,900

Note 8 – Stockholders’ Equity

The Board of Directors is authorized to issue preferred stock by series that will establish the number of shares to be included and fix the designation, powers, preferences and rights of the shares each such series and the qualifications, limitations or restrictions thereof. At March 31, 2021, the Company has not established any series of preferred stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

From January 1 to March 31, 2021 the Company issued 27,000 shares of common stock in consideration of services of $47,250.

From January 1 to March 31, 2020 the Company issued 60,000 shares of common stock in consideration of cash proceeds of $45,000.

At December 31, 2020, the Company has no outstanding options or warrants.

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2021 and 2020

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

The Company is purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of a major shareholder), and owed $572,535 and $783,417 at March 31, 2021 and December 31, 2020, respectively. The balance is reflected in accounts payable related party.

Note 10– Office Lease

On February 4, 2019, the Company entered into a sublease for office space located in Bannockburn, Illinois, with an unrelated third party. The sublease terminates on May 31, 2022. The sublease requires annual rent of $55,860 for the first year of the sublease, $57,536 for the second year, $59,262 for the third year, and $61,040 for the last year. Rent for the three months ending March 31, 2021 and 2020 was $14,670 and $14,433, respectively. The Company also paid a security deposit of $9,310, which is reflected in Other Assets - Deposits As of March 31, 2021 and December 31, 2020, our right of use asset and related liability was $61,097 and $74,721, respectively.

In determining the present value of our operating lease right-of-use asset and liability, we used a discount rate of 5% (which approximates our borrowing rate). The remaining term on the lease is 1 year.

The annual rent per the sublease is as follows:

2021	$44,437
2022	15,260
$59,697

Note 11– Revenue

During the three months ended March 31, 2021, the Company had two customers whose sales accounted for approximately 89% of revenue.

The following table presents revenues by product line for the years ended March 31:

	2021	2020
Chocolate	$898,176	$1,116,499
Energy drinks	$-	$24,186
Totals	$898,176	$1,140,685

VERONI BRANDS CORP.

Notes to Unaudited Financial Statements

March 31, 2021 and 2020

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

Note 13 – Subsequent Events

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

Revenues and Losses

Three Months Ended March 31, 2021 Compared to March 31, 2020. During the three months ended March 31, 2021, the Company generated revenues of $898,176 and a gross profit of $268,125, compared to revenues of $1,140,685 and a gross profit of $406,219 in 2020. The decrease in revenue relates to the adverse impact on the Company’s supply chain resulting from COVID-19. During the quarter ended March 31, 2020, Millano Group, the Company’s chocolate supplier, agreed to give the Company a credit of approximately $184,000 for chocolate that the Company had to write-off in the quarter ended December 31, 2019. The write-off in 2019 was a result of the product being unsaleable due to a proprietary labeling problem. This resulted in the Company applying for a credit in 2020 and obtaining the supplier’s approval. The credit reduced the Company’s cost of sales and increased the gross profit by approximately $184,000 for the quarter ended March 31, 2020.

Operating expenses of $353,005 during the three months ended March 31, 2021 consisted of warehouse and selling expenses of $59,788 and general and administrative costs of $293,217. For the comparable 2020 period, warehouse and selling expenses and general and administrative costs were $86,141 and $193,113, respectively, for a total of $279,254 in operating expenses. The increase in operating expenses is directly related to the Company paying $112,500 of salaries and wages in the quarter ended March 31, 2021 compared to $65,000 of salaries and wages in the quarter ended March 31, 2020.

Accordingly, for the three months ended March 31, 2021, the Company incurred a net loss of $84,380, as compared to net income of $126,965 for the three months ended March 31, 2020.

Liquidity and Capital Resources

During the three months ended March 31, 2021, the Company’s operating activities used net cash of $187,641, due primarily to the net loss of $84,380, decrease in accounts payable related party of $210,882, and increase in trade accounts receivable of $60,253, offset by decreases of $89,849 in contract receivables and $26,284 in inventory, and an increase in accrued liabilities of $30,089. In comparison, the Company’s operating activities provided net cash of $665,727 during the comparable 2020 period, primarily through its net income and decreases in its contract receivables with recourse of $831,414 and inventory in the amount of $207,009, offset by increases in trade accounts receivable of $119,138, other receivables related party of $184,848, and accounts payable related party of $174,776 for that period. Net cash provided by financing activities was $193,640, from the proceeds of the Company’s contract receivables financing. For the comparable 2020 period, net cash used by financing activities totaled $748,568, with $753,257 used to pay contract receivables with recourse.

The Company had a cash balance of $122,729 and a working capital deficit of $381,436 as of March 31, 2021, as compared to a cash balance of $116,730 and a working capital deficit of $342,796, as of December 31, 2020.

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we anticipate a significant amount of this loan will be forgiven; however, the forgiveness application process is not yet complete. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. Unforgiven portions of these loans will be repaid over 5 years, accruing interest at 1% per annum. The PPP loan has a loan balance of $56,250 as March 31, 2021.

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

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2021, particularly for the financing of inventory. While the Company has a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through March 31, 2021, the Company has engaged in sales of its equity securities in private placements. Through March 31, 2021, 10,531,400 shares have been sold for total gross proceeds of $518,533, 56,997 shares have been issued for services rendered valued at $69,747, 186,965 shares valued at $140,223 have been issued in lieu of interest, 286,667 shares have been issued upon conversion of a $215,000 promissory note, and a total of 2,270,000 shares were redeemed for $45,200.

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

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells the majority of its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. The loan is guaranteed by two major shareholders of the Company. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. On January 27, 2021, the agreement was further amended to include the factoring of purchase orders at the Wall Street Journal Prime Rate. As of March 31, 2021 and December 31, 2020, the Company owes $843,102 and $649,502, respectively for advances on their receivables. Of the $843,102 amount, $266,784 is related to the factoring of purchase orders. The Company bears all credit risk related to the receivables factored.

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

As of March 31, 2021, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of March 31, 2021, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of March 31, 2021.

As a result of our material weakness described below, management has concluded that, as of March 31, 2021, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at March 31, 2021:

●	There is a lack of segregation of duties within the accounting and financial reporting process along with the proper safeguards to prevent the management override of controls, as the Company has only one executive officer.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2021, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, we issued 27,000 shares of common stock in consideration of services valued at $47,250. The investor was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the registrant’s business and had access to the kind of information which registration would disclose.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Regulation S-K Number	Document

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
10.1	Contract between FoodCare Sp. z o.o. and Veroni Brands Corp. dated January 30, 2018 (3)
10.2	Promissory Note dated October 2, 2018 to Igor Gabal (4)
10.3	Promissory Note dated October 3, 2018 to Tomasz Kotas (4)
10.4	Amendment 2 to Factoring and Security Agreement with Triumph Business Capital dated September 11, 2019 (5)
10.5	Employment Agreement of Igor Gabal (6)
10.6	Amendment 4 to Factoring and Security Agreement with Triumph Business Capital dated January 27, 2021
31.1	Rule 13a-14(a) Certification of Igor Gabal
32.1	Certifications of Igor Gabal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Veroni Brands Corp. for the quarterly period ended March 31, 2021, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2018, filed February 2, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed April 16, 2019, file number 000-55735.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 14, 2019.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed October 12, 2021.

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

VERONI BRANDS CORP.

Dated: October 28, 2021	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

