Form 10-K
period 2021-12-31
Veroni Brands Corp.
filed 2022-04-15
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission File Number: 000-56015

VERONI BRANDS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-4664596
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2275 Half Day Rd., Suite 346

Bannockburn, IL 60015

(Address of principal executive offices)

(888) 794-2999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, based on a closing price of $1.75 was $3,891,351.

As of April 13, 2022, there were 28,282,028 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

N/A

Introductory Comments

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “our Company,” “Veroni Brands” and “VONI,” refer to Veroni Brands Corp., a Delaware corporation.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K as well as those discussed elsewhere in this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1. BUSINESS.

Overview

Veroni Brands Corp. (“Veroni” or the “Company”) was incorporated as “Echo Sound Acquisition Corporation” on December 7, 2016, under the laws of the State of Delaware. In September 2017, the Company implemented a change of control by issuing shares to new stockholders, redeeming shares of existing stockholders, electing a new officer and director and accepting the resignations of its then existing officers and directors.

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

Our Business

The Company operates in the consumer packaged goods industry and it is focused on the import, sale and distribution of premium chocolate and snack products produced in Europe. The Company also serves as a supplier of confectionery products for major U.S. retailers under private label brands. The Company has established itself as a vendor of record with national retail chains across the United States and other well-known international retailers allowing its products to be sold in thousands of stores in the United States.

Our goal is to develop multiple brands of consumer packaged goods and become one of the leading suppliers and distributors in the United States of premium chocolate, snacks and beverage products from Europe. Our wide range of premium chocolate, snacks and beverage items allowed us to establish strong relationships with national retail chains across the United States and international retailers.

The Company is also seeking opportunities to merge with emerging brand companies that established themselves and their respective brand portfolio of items and are in need to access our national distribution network. We believe that a potential merger would give Veroni much bigger presence within national retailers in the United States and add variety of other products that Veroni can sell to its retailers and wholesalers in the consumer package goods space.

Our Market and Industry

Veroni’s primary markets include dollar stores, multi-outlets, grocery stores, convenience stores, distributors, and retailers across the U.S., with dollar stores accounting for approximately 50% of sales. As between sales of branded items versus private label products, private label currently accounts for approximately 60% of sales. During the year ended December 31, 2021, the Company had two customers whose sales accounted for approximately 72% of revenue.

Confectionery Market Overview. According to IBISWorld, the revenue of the U.S. confectionery wholesaling market size for 2022 is $53.6 billion, and annual revenue growth for the past five years was around -0.1%. Revenue is forecast to grow at an annualized rate of 1.1% over the next four years to 202. The major segments purchasing confectionery products include wholesalers, grocery stores and markets, mass merchandisers and convenience stores. The next five years are expected to maintain a positive outlook for the U.S. confectionery industry. Continued economic recovery will further boost consumer spending on confectionery and snacks, especially on gourmet, premium dark chocolate and gummy candy products.

Chocolate Market Overview. According to Statista, chocolate and confectionery consumption in the U.S. is expected to continue its upward trend (from $139.9 billion in 2019 to $165.2 billion by 2023), supported by population growth and rising purchasing power. Consumers are becoming more aware of the health effects associated with consuming excessive sugar and fat. As a response to changing preferences, low-calorie, reduced sugar and more nutritious types of chocolate are becoming more popular. Premium, dark and organic chocolates are key products benefitting from this trend.

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

Growth Strategy

The Company plans to implement a multi-layered growth strategy, focusing on product enhancement and operational expansion. Veroni proposes to enhance its product offering by partnering with reputable suppliers. It also plans to scale the import, sale, and distribution of premium European chocolate and confectionery items to operate efficiently within key U.S. markets. The strategy focuses on:

●	Widening our product portfolio. We plan to on introducing a healthy snack segment comprised of items such as fruit and nut bars, and protein and grain bars. These products will have no GMOs, zero trans-fat, no artificial colors or flavors, and will be Halal and Kosher certified.

●	Expanding our Distribution Capabilities. We intend to enhance our distribution capabilities by esablishing relationships with national distributors and retailers. See below – Manufacturing and Distribution.

●	Growing our Client Base. We hope to attract new customers by growing our network of retailers to increase direct sales. The Company also intends to continue to use its business development and sales professionals, as well as contract with third party brokers, to attract new customers, and increase product sales. See also E-commerce and DTC below.

●	Seeking Strategic Mergers and Acquisitions. Scaling through mergers and acquisitions, particularly vertical integration, to improve operating profit and margins. If distribution channels can be consolidated, operations can be streamlined, and cost inefficiencies can be reduced to achieve economies of scale. Also, a horizontal integration strategy would allow the Company to progressively consolidate the perishable and non-perishable goods within its national market.

●	Increase retail locations. We intend to increase sales by expanding the number of retail stores that sell our products in the mainstream grocery and mass merchandiser channels.

●	Expand food brokerage network. We currently work with retail food brokers nationwide and intend to add additional food brokers to increase our geographical coverage in the United States.

●	Adding new products. Our market research and consumer testing enable us to identify attractive new product opportunities. We intend to continue to introduce new products in both existing and new product lines that appeal to a wide range of consumers.

●	E-commerce and DTC. The Company is also looking to expand its product offering via e-commerce and DTC (direct to consumers) by developing its e-commerce platform as well as selling and marketing its products on at Amazon, Walmart and Kroger, and by creating a subscription model that will allow its customers to receive the product directly to their homes on the monthly or weekly basis and participate in the Company’ company loyalty program (to be launched on Q4 of Fiscal year 2022).

Marketing

Veroni’s current marketing strategy for its chocolate segment centers on supplying customers premium European chocolate products, in both private label and various branded products. We plan to increase our marketing efforts and awareness of our products via:

Enhanced Marketing Initiatives. We are planning to increase our social media activity with Facebook, Twitter, Pinterest, and YouTube. We are also planning to engage with consumers through newsletter mailings, blogs, and special projects, including a contests and giveaways. Targeted consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising will continue into the future in order to increase sales and generate new customers.

●	Increase Media Exposure. Increase the visibility of Veroni Brands products in the media and partner up with influencers as a product spokesman.

●	“Club Stores”. The Company is aggressively pursuing sales to “Club Stores”.

Products

The Company’s product mix is comprised of the following:

CHOCOLATE
Bars
5Bites
Truffles
Sticks
Candies
Cups
Gummies

For 2021, the sale of chocolate products accounted for approximately 100% of the revenues.

Chocolate Products

Veroni currently distributes its chocolate products under the Sweet Desire and Baron Chocolatier brands, as well as private label chocolate bars, cups and bites.

The Company is also in the process of developing its own brand and line of products:

●	The Company hired CA Fortune to analyze and develop the brand and create a portfolio of new products. The Company’s chocolate products are GMO free and Kosher and Halal certified, and contain all natural ingredients with zero trans-fat, no artificial flavors or colors.

●	The Company is approved and licensed by Rainforest Alliance to sell its chocolate products nationwide to its customers The Company believes that its key competitive advantage is that it can provide premium chocolate products at mainstream prices. The product is manufactured in Europe and imported via port in Germany into a warehouse near port of New Jersey and from there its being shipped across the country to its costumers’ distribution centers.

●	The Company handles the product design and development phases in-house, in collaboration with leading product design and development teams who traditionally serve major retailers in the United States.

Veroni plans to gradually increase chocolate sales by offering products made with all natural ingredients priced at a slight discount to premium brand chocolates offered by competitors such as Godiva, Russell Stover, Lindt, and Ghirardelli. It also plans to incrementally grow chocolate sales by cross-merchandising chocolate products with its retail partners’ wine and coffee products.

Manufacturing and Distribution

We have established relationships with reputable manufacturers in Europe with portfolio of variety of branded products that can be imported into the United States and distributed Nationwide upon retailers’ commitments.

In January 2019, the Company established a working relationship with Millano SP ZOO, a Polish company (“Millano”) and a related party, to import chocolate products, as well as snacks, for distribution to major retailers throughout the United States.

In 2021 we expanded our warehouse and logistics capabilities by engaging Roadtex Transportation Corporation who has 31 locations across the United States. Management believes that this partnership will give the Company a tremendous opportunity to support its growth, as it will be able to store, ship and co-pack products and fulfill its purchase orders received from its national retail customers across the country.

Regulatory Oversight

Certifications. The Company’s distributed products are certified according to the ISO 22000 standards and are in line with BRC and IFS food safety requirements. ISO 22000 is a food safety management system that can be applied to any organization in the food chain. IFS is a Global Food Safety Initiative recognized standard for certifying the safety and quality of food products and production processes. The BRC Global Standard for Food Safety began in the U.K. to help the food industry meet legislative requirements of the European Union General Product Safety Directive and the U.K. Food Safety Act.

Effect of Existing or Probable Governmental Regulation. For the purchase of products harvested or manufactured outside the United States, and for the shipment of products to customers located outside the United States, the Company is subject to customs laws regarding the import and export of shipments. Its activities, including working with customs brokers and freight forwarders, are subject to regulation by the U.S. Customs and Border Protection, part of the Department of Homeland Security.

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

Customers

Our customers are major national wholesalers and retailers that distribute and sell the Company’s products to its customers.

Suppliers

Our suppliers are licensed and possess all necessary certifications to be in compliance with FDA rules and regulations. In January 2019, the Company established a working relationship with Millano, to import various snacks and chocolate products for distribution to major retailers throughout the United States. For the fiscal year ended December 31, 2021, Millano supplied all of the Company’s product purchases.

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

Competition

The Chocolate industry has many large competitors specializing in various types of confectionary products from all over the world. We currently concentrate our product lines on European heritage and its flavors that offers “Better for You” product without GMO. While it is our contention that our competition is much more limited than the entire chocolate and candy industry based on our products’ niche market, there can be no assurances that we do not compete with the entire chocolate and candy industry. We believe our principal competitors include Hershey, Godiva, Russell Stover, Lindt, and Ghirardelli, all of whom are larger than us and have greater financial and other resources than we do.

Our Competitive Strengths

We believe the following strengths position us for sustainable growth:

●	Strong consumer loyalty. Many of our consumers are loyal and enthusiastic brand advocates who actively communicate with us through our costumer’s website and/or social media channels. We believe that this consumer interaction has generated interest in our products and has inspired enthusiasm for our customers brands. We also believe that enthusiasm for our products has led and will continue to lead to repeat purchases and new consumers trying our products.

●	Our distribution network. Our diverse distribution network all around the world, Veroni has been able to prosper and earn a reputable name

●	Market Research. Extensive market research allows us to identify and provide our clients with premium products and keep steady relationships with both suppliers and retailers.

Employees

As of April 13, 2022, Veroni had four 4 employees. The Company’s corporate office is located in Bannockburn, Illinois.

Research and Development

The Company has not to date undertaken, and does not currently plan to undertake, any material research and development activities.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company entered into a sublease for office space of approximately 2,800 square feet located at 2275 Half Day Road, Suite 346, Bannockburn, Illinois 60015 with Kinsale Holdings, Inc. dba Validant, an unrelated party. The sublease commenced February 5, 2019 and is expected to expire on May 31, 2022. Rent for the first year is $4,655 per month and escalates by 3% each year.

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

In March 2021, Crossmark Inc. initial a lawsuit in the Circuit Court of Cook County, Illinois, against the Company, seeking to collect payment for services rendered. The Company had entered into an agreement with Crossmark to promote the sale of the Iron Energy products which the Company had distributed during the period from March 2018 to October 2019. Crossmark alleges that $100,000 plus costs and attorneys’ fees are owed by the Company. The default judgment entered in this case has been vacated and the Company intends to defend in this lawsuit. As of April 13. 2022, the case was pending and the parties are waiting to be scheduled for mediation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTC Markets under the symbol “VONI” where it commenced trading on December 23, 2020.

Authorized Capital

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 100,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), and 20,000,000 shares of preferred stock, $0.0001 par value per share. As of April 13, 2022, 28,282,028 shares of Common Stock were issued and outstanding. There are no shares of preferred stock outstanding.

Holders of Common Equity

As of March 31, 2022, there were approximately 55 stockholders of record.

Dividend Information

We have not paid any cash dividends to our holders of common stock. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2021, the Company issued 27,000 shares of common stock in consideration of services rendered. The shares of common stock were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

For the fiscal year ended December 31, 2021, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. For the year ending December 31, 2021, the Company has an accumulated deficit of $1,890,174 since its inception. As of December 31, 2021, the Company had a cash balance available of approximately $4,091 and a working capital deficit of $759,088, which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to continue as a going concern.

Results of Operation

Twelve Months Ended December 31, 2021 vs. December 31, 2020

Revenues

Revenues for the twelve months ended December 31, 2021 were $3,205,063 as compared with $5,581,764 for the comparable prior year period, a change of $2,376,701, or 43%. In 2021, the Company’s revenues were impacted by the effects of COVID-19 as the pandemic affected transportation logistics. The Company terminated two agreements to import private label chocolate brands products due to significant cost increase in the logistics. The decision was made mainly due to significant risk of cost increase of the product shipment and uncertainty around the logistics experienced due to the pandemic. The decision made with the intention to reduce the exposure to significant price increase and avoid selling the product at loss. During the fourth quarter of 2021 the Company shifted its focus to merger and acquisition opportunities while it continued to negotiate price adjustments of its product with its customers. Therefore, the Company experience significant reduction in revenue in 2021.

Cost of Sales

Cost of sales for the twelve months ended December 31, 2021 was $2,563,088 as compared with $4,426,433 for the comparable prior year period, a change of $1,863,345 or 42%. The decrease was primarily due to reduction of revenue and lower sales.

Gross Profit

Gross profit for the twelve months ended December 31, 2021 was $641,975 as compared with $1,155,331 for the comparable prior year period, a change of $513,356 or 44%. The decrease was primarily due to reduction of revenue and lower sales.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2021 were $1,562,722 as compared with $1,534,439 for the comparable prior year period, a change of $28,283 or 2%. The decrease was primarily due to lower sales resulting in a reduction of product import and shipping.

Net Loss

Our net loss for the twelve months ended December 31, 2021 was $706,566 as compared with a net loss of $379,108 for the comparable prior year period a change of $327,458 or 86%. The increase was primarily due to discontinued sales of private label chocolate to one of our vendors and damage caused to the products during transportation to the vendor’s costumers.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2021 was $1,251,034 as compared with a $1,175,040 for the comparable prior year period a change of $75,994 or 6%. The increase was primarily due to stock based compensation offset by the reduction in part time employees and third-party services.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash and a working capital deficit of $4,091 and $759,088, respectively, as compared to $116,730 and $342,796, respectively, at December 31, 2020. During the year ended December 31, 2021, operating activities provided cash of $499,588, and financing activities used cash of $612,227. In comparison, during fiscal 2020, operating activities provided cash of $573,978 with $556,258 being used by financing activities.

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) and received a loan from the SBA in the amount of $56,250 (the “PPP Loan”). These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. On October 14, 2021 we received notice from the SBA that $38,550.50 of the balance of the PPP Loan has been forgiven. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. As of December 31, 2021, the PPP Loan had a balance of $14,976.91. The remainder of the PPP Loan will accrue interest at 1% per annum and be paid in monthly payments of $3,003.05. As of December 31, 2021, a balance of $14,976.91 was outstanding under the PPP Loan.

On August 27, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $150,000, with proceeds to be used for working capital purposes. On September 2, 2020, the Company received $149,900. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning August 27, 2021 (twelve months from the date of the SBA Note (defined below)) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the EIDL Loan.

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells the majority of its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. The loan is guaranteed by two major shareholders of the Company. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. As of December 31, 2021 and 2020, the Company owed $39,897 and $649,502, respectively, for advances on is receivables.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-16, which appear at the end of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of December 31, 2021.

As a result of our material weakness described below, management has concluded that, as of December 31, 202121, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at December 31, 2021:

●	There is a lack of segregation of duties within the accounting and financial reporting process along with the proper safeguards to prevent the management override of controls, as the Company has only one executive officer.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table contains information with respect to our directors and executive officers. To the best of our knowledge, none of our directors or executive officers have an arrangement or understanding with any other person pursuant to which he or she was selected as a director or officer. There are no family relationships between any of our directors or executive officers. Directors serve one year terms. Our executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name	Current Age	Position
Igor Gabal	46	President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

The following noteworthy experience, qualifications, attributes and skills for each Board member, led to our conclusion that the person should serve as a director in light of our business and structure:

Igor Gabal, President, Secretary, Chief Financial Officer & Director

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

Family Relationships.

There are no family relationships between any of our directors or executive officers.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2021, there were no instances where officers, directors, or greater than 10% beneficial owners did not comply with Section 16(a) of the Exchange Act.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees. It is the board of directors’ desire and intent to adopt a code of ethics as soon as practicable.

Board Committees; Audit Committee Financial Expert; Stockholder Nominations

At the present time, the board of directors has not established an audit, a compensation or a nominating and corporate governance committee. The functions of those committees are being undertaken by the board of directors as a whole. In addition, none of the Company’s directors is an “audit committee financial expert”. It is the board of directors’ desire and intent to establish such committees as soon as practicable.

The Company does not have a policy regarding the consideration of any director candidates which may be recommended by the Company’s stockholders.

Disclosure of Commission Position on Indemnification of Securities Act Liabilities

Our directors and officers are indemnified as provided by the Delaware corporate law and our bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the SEC indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

Involvement in Certain Legal Proceedings

On June 17, 2019, The Scale Effect Company d/b/a Mant Logistics filed an amended complaint in the United States District Court for the Northern District of Illinois naming as defendants the Company, our CEO and President Igor Gabal, Tomasz Kotas, and Baron Chocolatier, Inc. The action was originally against Baron Chocolatier only, alleging that Baron did not pay for shipping and logistics services in the amount of $277,233, plus accrued interest. The complaint was amended to allege that the Company is a successor corporation and continuation of Baron Chocolatier, thereby making the Company liable for the debts and liabilities of Baron, and that Baron is an alter ego for the Company, Igor Gabal and Tomasz Kotas. No trial date has been scheduled. The parties are still in the discovery stage. The Company intends to vigorously defend in this lawsuit.

In March 2021, Crossmark Inc. initial a lawsuit in the Circuit Court of Cook County, Illinois, against the Company, seeking to collect payment for services rendered. The Company had entered into an agreement with Crossmark to promote the sale of the Iron Energy products which the Company had distributed. Crossmark alleges that $100,000 plus costs and attorneys’ fees are owed by the Company. The default judgment entered in this case has been vacated and the Company intends to defend this lawsuit. As of April 13. 2022, the case was pending and the parties are waiting to be scheduled for mediation.

With the exception of the foregoing, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2021 and 2020.

2021 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Igor Gabal	2021	450,000		-	-		450,000
Chairman of the Board, Chief Executive Officer, President, Secretary, and Treasurer	2020	90,000	-	-	-	361,828	451,828

On January 2, 2019 (the “Effective Date”), the Company entered into an employment agreement with Igor Gabal, pursuant to which Mr. Gabal was set to serve as Chief Executive Officer of the Company (the “Gabal Employment Agreement”). In 2021, pursuant to the terms of the Gabal Employment Agreement, as compensation for his services as Chief Executive Officer, Mr. Gabal earned an annual salary of $450,000. In addition, on February 1, 2022, Mr. Gabal was issued (i) 270,000 shares of common stock of the Company, as compensation for his services and pursuant to the terms of the Gabal Employment Agreement, and (ii) 900,000 shares of common stock of the Company, in lieu of a portion of his salary for the 2022 fiscal year. Accordingly, Mr. Gabal’s salary will be reduced, for the 2022 fiscal year, from $450,000 to $90,000. The Gabal Employment Agreement also grants piggyback registration rights with regards to the shares issued as compensation. In the event of termination for any reason other than for cause or by Mr. Gabal for good reason, the Company is to provide Mr. Gabal with severance in an amount equal to one year of his highest total salary in any prior full year of employment, unused accrued vacation time and reimbursement for any legitimate Company expenses. In the event of a change of control, Mr. Gabal is to receive payment equal to one and a half times his highest total annual compensation.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2021.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Director Summary Compensation Table

As of December 31, 2021, we did not have any non-employee directors.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 13, 2022 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 2275 Half Day Rd. Suite 346, Bannockburn, IL 60015.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 28,282,028 shares of our common stock issued and outstanding as of April 13, 2022. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 13, 2022, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

The following table sets forth, as of April 13, 2022, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Veroni Brands Corp., 2275 Half Day Rd. Suite 346, Bannockburn, IL 60015.

Applicable percentage ownership is based on 28,282,028 shares of Common Stock outstanding as of April 13, 2022. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of April 13, 2022.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Igor Gabal, Chief Executive Officer and President (1)	13,270,000	46.92692%
5% or greater shareholders
Thomas Kotas (2)	12,788,399	45.2152%
Total	26,058,399	92.1313%

(1)	Mr. Gabal is the sole officer and director of the Company. Includes 7,200,000 shares held of record by GP Michigan, LLC, a company controlled by Mr. Gabal. Mr. Gabal’s address is 6715 N. Sauganash Avenue, Lincolnwood, IL 60712.
(2)	The address of Mr. Kotas is 1950 Telegraph Road, Lake Forest, IL 60045. Includes 44,000 shares held of record by his wife.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

Related Party Transactions

We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are to be presented to our full board of directors (other than any interested director) for approval, and documented in the board minutes.

During the year ended December 31, 2021, one of the significant shareholders paid certain expenses on behalf of the Company from time to time. These amounts were repaid during the year and no amount was owed to the shareholder at December 31, 2021.

The Company is purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of Tomasz Kotas, a major shareholder). As of December 31, 2021 and 2020 $606,580 and $783,417, respectively was owed to Millano Group. The balance is reflected in accounts payable related party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fee paid to our principal accountants for the fiscal years ended December 31, 2021 and 2020, were as follows:

	Year Ended December 31,
	2021	2020
Audit fees (1)	$48,000	$36,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$48,000	$36,500

(1)	The amount billed or to be billed to us for professional services related to the audit of our annual financial statements for the years ended December 31, 2021 and 2020 included reviews of our quarterly reports on Form 10-Q.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by our board of directors. No services were performed before or without approval. This includes the pre-approval of (i) all audit services and (ii) any significant (i.e., not de minimis) non-audit services. Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Document
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
4.1	Description of Securities
10.4	Amendment no. 2 to Factoring and Security Agreement with Triumph Business Capital dated September 11, 2019 (3)
10.5	Employment Agreement of Igor Gabal(4)
10.6	Amendment 4 to Factoring and Security Agreement with Triumph Business Capital dated January 27, 2021(5)
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the registration statement on Form 10, filed January 18, 2017, file number 000-55735.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 22, 2017, filed November 30, 2017.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed November 14, 2019.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed October 12, 2021.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed October 28, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2022	Veroni Brands Corp.

	By:	/s/ Igor Gabal
Igor Gabal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date
/s/ Igor Gabal	Chief Executive Officer	April 15, 2022
Igor Gabal	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

VERONI BRANDS CORP.

AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

VERONI BRANDS CORP.

Index to the Financial Statements

(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Veroni Brand Corp.,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Veroni Brand Corp., (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two-year period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from continuing and discontinued operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

As discussed in Note 1, the Company had a going concern due to net losses from operations for the year ended December 31, 2021 and had a working capital deficit and a stockholders’ deficit as of December 31, 2021. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2015

Houston, TX

April 15, 2022

Veroni Brands, Corp.

BALANCE SHEETS

December 31, 2021 and 2020

	2021	2020
ASSETS
Current Assets
Cash & equivalents	$4,091	$116,730
Accounts Receivable, net allowance for doubtful accounts of $0 and $0, respectively	9,941	14,303
Contract Receivables with recourse	48,125	793,904
Inventory	7,724	550,657
Prepaid expenses and other current assets	103,369	5,524
Total Current Assets	173,250	1,481,118

Other Assets
Deposits	9,310	9,310
Right-of-use asset-operating, net	19,163	74,721
Total Other Assets	28,473	84,031

Total Assets	$201,723	$1,565,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$98,776	$68,869
Accounts payable related party	606,580	783,417
Contract receivables liability with recourse	39,897	649,502
Accrued liabilities	148,174	134,137
Paycheck protection loans (PPP)	14,977	56,250
Contract liabilities	8,800	74,800
Short-Term lease liability-operating	15,134	56,939
Total Current Liabilities	932,338	1,823,914

Long-term Liabilities
Economic injury disaster loan (EIDL)	150,000	149,900
Long-Term lease liability-operating	-	15,134

Total Long-Term Liabilities	150,000	165,034

Total Liabilities	1,082,338	1,988,948

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of December 31, 2021 and 2020	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 27,382,029 and 27,085,029 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2,739	2,709
Additional paid-in capital	1,209,320	959,600
ACCUMULATED DEFICIT	(2,092,674)	(1,386,108)

Total Stockholders’ Deficit	(880,615)	(423,799)

Total Liabilities and Stockholders’ Deficit	$201,723	$1,565,149

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

	2021	2020

Revenue, net	$3,205,063	$5,581,764

Cost of sales, related party	1,690,690	3,961,711
Cost of sales	872,398	464,722
Total cost of sales	2,563,088	4,426,433
Gross profit	641,975	1,155,331

Warehouse and selling expenses	311,688	359,399
General and administrative expenses	1,251,034	1,175,040
Total operating expenses	1,562,722	1,534,439

Net income (loss) from operations	(920,747)	(379,108)

Other income (expense)
Interest expense	(10,722)	-
PPP loan forgiveness	38,551	-
Factory reimburse for recall expense	184,848	-
Other income	1,504	-
Total other income (expense)	214,181	-
Income (loss) before income taxes	(706,566)	(379,108)

Income taxes	-	-

Net income (loss)	$(706,566)	$(379,108)

Net income (loss) per share:
Basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	27,107,887	27,062,042

* less than $.01 per share

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

December 31, 2021 and 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	-	$-	26,738,362	$2,674	$699,635	$(1,007,000)	$(304,691)

Issuance of common stock for services	-	-	60,000	6	44,994	-	45,000

Conversion of promissary note to common stock	-	-	286,667	29	214,971	-	215,000

Net loss for the year	-	-	-	-	-	(379,108)	(379,108)
Balance , December 31, 2020	-	$-	27,085,029	$2,709	$959,600	$(1,386,108)	$(423,799)

Issuance of common stock for services	-	-	27,000	3	47,247	-	47,250
Issuance of common stock for services – related party	-	-	270,000	27	202,473	-	202,500

Net loss for the year	-	-	-	-	-	(706,566)	(706,566)
Balance , December 31, 2021	-	$-	27,382,029	2,739	1,209,320	(2,092,674)	(880,615)

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENTS OF CASH FLOW

For the twelve months ended December 31, 2021 and 2020

	2021	2020

Cash flow from operating activities:
Net Loss	$(706,566)	$(379,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service	47,250	-
Common stock issued for service – related party	202,500	-
PPP loan forgiveness	(38,551)	-

Changes in:
Trade accounts receivable	4,362	117,387
Allowance for doubtful accounts	-	(2,125)
Contract receivables	745,779	760,606
Prepaid expenses and other current assets	(97,845)	50,490
Inventory	542,933	59,990
Accounts payable	29,907	(115,792)
Accounts payable related party	(176,837)	235,806
Accrued liabilities	14,037	(80,679)
Contract liabilities	(66,000)	(68,233)
ROU asset/liability	(1,381)	(4,364)
Net cash used in operating activities	499,588	573,978

Cash flows from financing activities:
Repayment of notes payable-related party	-	(62,371)
Proceeds of notes payable-related party	-	20,000
Proceeds from PPP loans	-	56,250
Repayment of PPP loans	(2,722)	-
Proceeds from issuance of Economic Injury Disaster loan	100	150,000
Proceeds from issuance of common stock	-	45,000
Proceeds from (repayment of) contract receivables with recourse	(609,605)	(765,137)
Net cash provided by financing activities	(612,227)	(556,258)

Net change in cash	(112,639)	17,720

Cash at the beginning of the year	116,730	99,010

Cash at the end of the year	$4,091	$116,730

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,569	$-

Non-cash investing and financing activities Conversion of promissory note debt discount	$-	$215,000

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2021 and 2020

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

Going Concern

The Company has generated revenue this year of approximately $3.2 million and incurred a net loss of $706,566 for the year ending December 31, 2021 and has an accumulated deficit of $2,092,674 since its inception. As of December 31, 2021, the Company had a cash balance available of approximately $4,091 and working capital of ($759,089) which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

December 31, 2021 and 2020

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2020 financial statements to conform to the 2021 presentation. These reclassifications have no effect on net loss for 2020.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the year ending December 31, 2021 and 2020 is $4,231  and $30,935, respectively.

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

Shipping Costs

Costs associated with shipping product to customers aggregating approximately $234,422  and $206,052 for the years ended December 31, 2021 and 2020, respectively, is included in warehouse and selling expenses.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2021 and 2020

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2021 and 2020, respectively.

Note 2 – Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when the Company determines that the potential for recovery is remote. An allowance for doubtful accounts of approximately $-0- and $-0- is reserved as of December 31, 2021 and 2020, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. For the year ended December 31, 2021, we had one customer who comprised approximately 97% or $46,795 of our contract receivables with recourse and two customers who comprised approximately 100% or $9,941 of our accounts receivable. For the year ended December 31, 2020, we had one customer who comprised approximately 57% or $617,272 of our contract receivables with recourse and two customers who comprised approximately 100% or $14,303 of our accounts receivable.

For the year ended December 31, 2021, we had two customers with sales in excess of 10% of our revenue and they represented 77% of our revenue. For the year ended December 31, 2020, we had two customers with sales in excess of 10% of our revenue and they represented 65% of our revenue.

One of these customers had sales of approximately $1,211,000 and $2,405,000 in 2021 and 2020, respectively. Per note 15, the Company was not selected as a vendor for 2021 for this customer.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2021 and 2020

Distribution Agreements and Supplier Concentration

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Vendor Concentration

Currently, the Company is sourcing all its chocolate  products and snacks from the Millano Group, a related party. The Company has not entered into a distributor agreement but is currently negotiating an agreement with Millano Group. The Company, due to relationships with other European manufacturers could find other sources to replace its chocolate and snack products if the Company were to terminate Millano Group as it’s suppler for chocolate products. Total purchases in 2021 and 2020 were approximately $1,690,690 and $3,961,711, respectively which represents 100% and 100% of product purchases, respectively.

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, there were no net deferred tax assets, as the Company established a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2021 and 2020, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at December 31, 2021 and 2020 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2021 and 2020

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update should be applied on a prospective basis. The Company has elected provisions of ASU 2017-04 which are effective for the fiscal years beginning after December 15, 2019.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2021 and 2020

Note 3 – Inventory

Finished Goods inventory consist of chocolates, and related products imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or net realizable value. Inventory cost includes all freight (ocean, air and truck) costs to the warehouse, import duties, regulatory and miscellaneous fees. Inventory is as follows:

	December 31, 2021	December 31, 2020

Finished goods – in warehouse	$7,724	$550,657

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

	December 31, 2021	December 31, 2020

Prepaid services	$-	$5,524
Prepaid Packaging	28,318	-
Prepaid inventory	75,051	-
	$103,369	$5,524

Note 5 – Notes Payable Other

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. The SBA forgave $38,550 of principal and $558 of interest on May 1, 2021 The unforgiven portion will be repaid over 6 months with a maturity date of May 4, 2022 at an interest rate of 1% per annum. The PPP loan has a loan balance of $14,977 as December 31, 2021.

Note 6 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. On September 11, 2019, the lender (now doing business as Triumph Business Capital), entered into an amended agreement with the Company which lowered the interest rate charged by the lender from 0.49% for every 10 days to Prime Rate (floor of 5.5%) plus 3%. As of December 31, 2021 and 2020 the Company owes $39,897 and $649,502, respectively for advances on their receivables. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company, a major shareholder, have guaranteed the debt.

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2021 and 2020

Note 7 – Long Term Debt

On August 27, 2020 the Company received an Economic Injury Disaster Loan (EIDL) from the U.S. Small Business Administration SBA) in the amount of $150,000. The interest rate is 3.75% with payments of $731 beginning twelve month from the date of the loan. Interest is accrued monthly and payments are first applied to interest accrued to the date of receipt of payment and the balance, if any, will be applied to the principal. The balance of principal and interest is due 8/27/2050. As of December 31, 2021 the Company owes $150,000.

The maturity of the EIDL loan as of December 31, 2021 is as follows:

2022	$-
2023	2,181
2024	3,285
2025	3,410
2026	3,540
Thereafter	137,584
$150,000

Note 8 – Stockholders’ Equity

The Board of Directors is authorized to issue preferred stock by series that will establish the number of shares to be included and fix the designation, powers, preferences and rights of the shares each such series and the qualifications, limitations or restrictions thereof. At December 31, 2021, the Company has not established any series of preferred stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

From January 1 to December 31, 2020 the Company issued 60,000 shares of common stock in consideration of cash proceeds of $45,000. The Company also issued 286,667 shares of common stock for conversion of promissory note with a value of $215,000.

From January 1 to December 31, 2021 the Company issued 27,000 shares of common stock in consideration of cash proceeds  of $47,250.

During 2021, the Company accrued share-based compensation of 270,000 shares of common stock owed to Mr. Gabal, pursuant to the Gabal Employment Agreement. The shares were issued to Mr. Gabal on February 1, 2022. Please also see Note 14 – Subsequent Events.

At December 31, 2021, the Company has no outstanding options or warrants.

Note 9 –Related Party Transactions`

During 2018, two significant shareholders of the Company advanced the Company $157,059. The advance was evidenced by two individual notes totaling $155,000 which were due on or before August 1, 2019 and a payable of $2,059. The two notes have a fixed interest fee of $1,000 for each of the notes. One shareholder was repaid in June 2020 on his promissory note and accrued interest, which totaled $61,000. In December 2019 that shareholder  paid $6,276 of Company expenses and $14,726 of Company liabilities. In January 2020 the Company reimbursed the shareholder these amounts.

The due date for the second shareholder note was extended to be due on or before August 1, 2020, and as of December 31, 2019, $78,000 has been repaid leaving an outstanding loan balance of $17,000 and a payable of $4,370. Unpaid interest of $1,000 has been accrued as of December 31, 2019 for the remaining balance of the promissory note. The Company repaid the remaining principal and accrued interest in February 2020 and paid $2,311 of the outstanding payable in March 2020. At December 31, 2021 the related party balances were as follows:

	December 31, 2021	December 31, 2020

Loans	$-	$-
Accounts payable	-	-
Total related party	$-	$-

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2021 and 2020

During the year ended December 31, 2020, one of the significant shareholders paid certain expenses on behalf of the Company from time to time. These amounts were repaid during the year and no amount was owed to the shareholder at December 31, 2020.

The Company is purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of a major shareholder), and owed $606,580 and $783,417 at December 31, 2021 and 2020, respectively. The balance is reflected in accounts payable related party.

See Note 8 – Stockholders’ Equity for the issuance of shares of common stock to a related party.

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

Significant components of the Company’s deferred tax assets were as follows for the year ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforward	$471,065	$321,981
Total deferred tax assets	$471,065	$321,981

Deferred tax liabilities	-	-

Total deferred tax liabilities	-	-

Net deferred tax assets (liabilities)	471,065	321,981
Less valuation allowance	(471,065)	(321,981)
Net deferred tax assets (liabilities)	$-	$-

At December 31, 2021 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,787,567. The federal and state net operating loss carryforwards will expire beginning in 2037. The income tax expense (benefit) consisted of the following for the years ended December 31, 2021 and 2020:

	2021	2020

Total current	$-	$-
Total deferred	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a reconciliation of the expected statutory federal income tax provision (21 percent) to the actual income tax benefit for the years ended December 31, 2021 and 2020:

	2021	2020

Federal statutory rate (benefit)	$(110,000)	$(80,000)
State tax (benefit), net of federal benefits	(39,000)	(28,000)
Permanent differences	-	-
Change in valuation allowance	149,000	108,000
	$-	$-

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2021 and 2020

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Note 11– Office Lease

On February 4, 2020, the Company entered into a sublease for office space located in Bannockburn, Illinois, with an unrelated third party. The sublease terminates on May 31, 2022. The sublease requires annual rent of $55,860 for the first year of the sublease, $57,536 for the second year, $59,262 for the third year, and $61,040 for the last year. Rent for the years ending December 31, 2021 and 2020 was $53,031 and $53,031, respectively. The Company also paid a security deposit of $9,310, which is reflected in Other Assets - Deposits As of December 31, 2021, our right of use asset and related liability was $19,196 and $15,134, respectively.

In determining the present value of our operating lease right-of-use asset and liability, we used a discount rate of 5% (which approximates our borrowing rate). The remaining term on the lease is .42 years.

The annual rent per the sublease is as follows:

2022	15,110
$15,110

Note 12– Revenue

During the year ended December 31, 2021, the Company had two customers whose sales accounted for approximately 77% of revenue.

The following table presents revenues by product line for the years ended December 31:

	2021	2020
Chocolate	$3,205,063	$5,581,645
Energy drinks	$-	$119
Totals	$3,205,063	$5,581,764

VERONI BRANDS CORP.

Notes to Financial Statements

December 31, 2021 and 2020

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

On June 17, 2020, The Scale Effect Company d/b/a Mant Logistics filed an amended complaint in the United States District Court for the Northern District of Illinois naming as defendants the Company, Baron Chocolatier, Inc. and two significant shareholders of the Company. The action was originally against Baron Chocolatier only, alleging that Baron did not pay for shipping and logistics services in the amount of $277,233, plus accrued interest. The complaint was amended to allege that the Company is a successor corporation and continuation of Baron Chocolatier  , thereby making the Company liable for the debts and liabilities of Baron, and that Baron is an alter ego for the Company and the Company’s two significant shareholders. No trial date has been scheduled. The parties are still in the discovery stage. The Company intends to vigorously defend in this lawsuit.

In March 2021, Crossmark Inc. initial a lawsuit in the Circuit Court of Cook County, Illinois, against the Company, seeking to collect payment for services rendered. The Company had entered into an agreement with Crossmark to promote the sale of the Iron Energy products which the Company had distributed. Crossmark alleges that $100,000 plus costs and attorneys’ fees are owed by the Company. The Company believes that a default judgment has been entered, but the Company intends to overturn the entry of the judgment and defend in this lawsuit. The Company has accrued $100,000 in 2020 as a reserve for this liability.

Note 14 – Subsequent Events

On February 1, 2022, the Company’s Chief Executive Officer, Igor Gabal, was issued (i) 270,000 shares of common stock of the Company, as compensation for his services and pursuant to the terms of the Gabal Employment Agreement, and (ii) 900,000 shares of common stock of the Company, in lieu of a portion of his salary for the 2022 fiscal year. Accordingly, Mr. Gabal’s salary will be reduced, for the 2022 fiscal year, from $450,000 to $90,000.

