Form 10-Q
period 2022-03-31
Veroni Brands Corp.
filed 2022-05-23
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(888) 794-2999

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 19, 2022, there were 28,282,028 shares outstanding of the registrant’s common stock.

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2022

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERONI BRANDS CORP.

Index to the Financial Statements

(Unaudited)

3

Veroni Brands, Corp.

BALANCE SHEETS

March 31, 2022 and December 31, 2021

	2022	2021
	Unaudited
ASSETS
Current Assets
Cash & equivalents	$13	$4,091
Accounts Receivable, net allowance for doubtful accounts of $9,816 and $0, respectively	3,083	9,941
Contract Receivables with recourse	15,580	48,125
Inventory	2,652	7,724
Prepaid expenses and other current assets	29,120	103,369
Total Current Assets	50,448	173,250

Other Assets
Deposits	9,310	9,310
Right-of-use asset-operating, net	4,822	19,163
Total Other Assets	14,132	28,473

Total Assets	$64,580	$201,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$127,484	$98,776
Accounts payable related party	606,580	606,580
Contract receivables liability with recourse	13,531	39,897
Accrued liabilities	165,200	148,174
Paycheck protection loans (PPP)	3,965	14,977
Contract liabilities	2,900	8,800
Due to related party	15,000	-
Short-Term lease liability-operating	-	15,134
Total Current Liabilities	934,660	932,338

Long-term Liabilities
Economic injury disaster loan (EIDL)	150,000	150,000
Total Long-Term Liabilities	150,000	150,000

Total Liabilities	1,084,660	1,082,338

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized;none outstanding as of March 31, 2022 and December 31, 2021	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 28,282,029 and 27,382,029 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,829	2,739
Additional paid-in capital	1,602,980	1,209,320
ACCUMULATED DEFICIT	(2,625,889)	(2,092,674)
Total Stockholders’ Deficit	(1,020,080)	(880,615)

Total Liabilities and Stockholders’ Deficit	$64,580	$201,723

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2022 and 2021

Unaudited

	2022	2021

Revenue, net	$148,664	$898,176

Cost of sales, related party	95,142	629,511
Cost of sales	0	540
Total cost of sales	95,142	630,051

Gross profit	53,522	268,125

Warehouse and selling expenses	20,512	59,788
General and administrative expenses	563,035	293,217
Total operating expenses	583,547	353,005

Net loss from operations	(530,025)	(84,880)

Other income (expense)
Interest expense	(3,190)	-
Other income (expense)	-	500
Total other income	(3,190)	500
Loss before income taxes	(533,215)	(84,380)

Income taxes	-	-

Net income (loss)	$(533,215)	$(84,380)

Net income (loss) per share:
Basic and diluted	$(0.02)	$0.00

Weighted average shares outstanding:
Basic and diluted	27,962,028	27,062,042

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2022

Unaudited

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$-	27,382,029	$2,739	$1,209,320	$(2,092,674)	$(880,615)

Issuance of common stock for services - related party	-	-	900,000	90	393,660	-	393,750

Net loss for the three months ending March 31, 2022	-	-	-	-	-	(533,215)	(533,215)
Balance , March 31, 2022	-	$-	28,282,029	$2,829	$1,602,980	$(2,625,889)	$(1,020,080)

Veroni Brands, Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2021

Unaudited

Balance, December 31, 2020			27,085,029	$2,709	$959,600	$(1,386,108)	$(423,799)

Issuance of common stock for services	-	-	27,000	3	47,247	-	47,250

Net loss for the three months ending March 31, 2021	-	-	-	-	-	(84,380)	(84,380)
Balance , March 31, 2021	-	$-	27,112,029	$2,712	$1,006,847	$(1,470,488)	$(460,929)

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENTS OF CASH FLOW

For the three months ended March 31, 2022 and 2021

Unaudited

	2022	2021

Cash flow from operating activities:
Net Loss	$(533,215)	$(84,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service	393,750	47,250
PPP loan forgiveness	(11,012)	-

Changes in:
Trade accounts receivable	(2,958)	(60,253)
Allowance for doubtful accounts	9,816	-
Contract receivables	32,545	89,849
Prepaid expenses and other current assets	74,249	(9,831)
Inventory	5,072	26,284
Accounts payable	28,708	(5,721)
Accounts payable related party	-	(210,882)
Accrued liabilities	17,026	30,089
Contract liabilities	(5,900)	(9,700)
ROU asset/liability	(793)	(346)
Net cash used in operating activities	7,288	(187,641)

Cash flows from financing activities:
Proceeds of notes payable-related party	15,000	-
Proceeds from (repayment of) contract receivables with recourse	(26,366)	193,640
Net cash provided by financing activities	(11,366)	193,640

Net change in cash	(4,078)	5,999

Cash at the beginning of the year	4,091	116,730

Cash at the end of the period	$13	$122,729

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,190	$-

Non-cash investing and financing activities
Conversion of promissory note debt discount	$-	$-

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Notes to Financial Statements

March 31, 2022 and 2021

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

Going Concern

The Company has generated revenue this year of approximately $148,644 and incurred a net loss of $533,215 for the three months ending March 31, 2022 and has an accumulated deficit of $2,625,889 since its inception. As of March 31, 2022, the Company had a cash balance available of approximately $13 and working capital of ($1,020,080 which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

March 31, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2021 financial statements to conform to the 2022 presentation. These reclassifications have no effect on net loss for 2021.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the three months ending March 31, 2022 and 2021 is $0.

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

Shipping Costs

Costs associated with shipping product to customers aggregating approximately $22,937 and $25,705 for the three months ended March 31, 2022 and 2021, respectively, is included in warehouse and selling expenses.

VERONI BRANDS CORP.

Notes to Financial Statements

March 31, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies (Continued)

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2022 and December 31, 2021, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when the Company determines that the potential for recovery is remote. An allowance for doubtful accounts of approximately $9,816 and $-0- is reserved as of March 31, 2022 and December 31, 2021, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. For the three months ended March 31, 2022, we had one customer who comprised approximately 100% or $15,580 of our contract receivables with recourse and one customer who comprised approximately 100% or $3,083 of our accounts receivable. For the three months ended March 31, 2021, we had one customer who comprised approximately 56% or $394,045 of our contract receivables with recourse and two customers who comprised approximately 82% or $17,282 of our accounts receivable.

For the three months ended March 31, 2022, we had one customer with sales in excess of 10% of our revenue and they represented 98% of our revenue. For the three months ended March 31, 2021, we had two customers with sales in excess of 10% of our revenue and they represented 89% of our revenue.

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

Vendor Concentration

Currently, the Company is sourcing all its chocolate products and snacks from the Millano Group, a related party. The Company has not entered into a distributor agreement but is currently negotiating an agreement with Millano Group. The Company, due to relationships with other European manufacturers could find other sources to replace its chocolate and snack products if the Company were to terminate Millano Group as it’s suppler for chocolate products. Total purchases for the three months ending March 31, 2022 and 2021 were approximately $0 and $531,712, respectively which represents 100% and 100% of product purchases, respectively.

VERONI BRANDS CORP.

Notes to Financial Statements

March 31, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022 and 2021, there were no net deferred tax assets, as the Company established a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2022 and 2021, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at March 31, 2022 and 2021 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

VERONI BRANDS CORP.

Notes to Financial Statements

March 31, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity–Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. In June 2018, the Financial Accounting Standards Board adopted Accounting Standards Update 2018-07 Compensation – Stock  Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. In that update, ASC 505 has been rescinded in its entirety and share based compensation issued to nonemployees will now fall under ASC 718 and its associated fair value measurements. Due to the Emerging Growth Company (see below) status of the Company, the Company has adopted the update on January 1, 2020 .

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

Note 3 – Inventory

Finished Goods inventory consist of chocolates, and related products imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or net realizable value. Inventory cost includes all freight (ocean, air and truck) costs to the warehouse, import duties, regulatory and miscellaneous fees. Inventory is as follows:

	March 31, 2022	December 31, 2021

Finished goods – in warehouse	2,652	7,724

	$2,652	$7,724

VERONI BRANDS CORP.

Notes to Financial Statements

March 31, 2022 and 2021

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

	March 31, 2022	December 31, 2021

Prepaid packaging	$29,120	$28,318
Prepaid inventory	-	75,051
	$29,120	$103,369

Note 5 – Notes Payable Other

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. The SBA forgave $38,550 of principal and $558 of interest on May 1, 2021 The unforgiven portion will be repaid over 6 months with a maturity date of May 4, 2022 at an interest rate of 1% per annum. The PPP loan has a loan balance of $3,965 and $14,977 as March 31, 2022 and December 31, 2021, respectively.

Note 6 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. On September 11, 2019, the lender (now doing business as Triumph Business Capital), entered into an amended agreement with the Company which lowered the interest rate charged by the lender from 0.49% for every 10 days to Prime Rate (floor of 5.5%) plus 3%. As of March 31, 2022 and 2021 the Company owes $13,531 and $843,102, respectively for advances on their receivables. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company, a major shareholder, have guaranteed the debt.

VERONI BRANDS CORP.

Notes to Financial Statements

March 31, 2022 and 2021

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

The maturity of the EIDL loan as of March 31, 2022 is as follows:

2022	$-
2023	2,181
2024	3,285
2025	3,410
Thereafter	141,124
$150,000

Note 8 – Stockholders’ Equity

The Board of Directors is authorized to issue preferred stock by series that will establish the number of shares to be included and fix the designation, powers, preferences and rights of the shares each such series and the qualifications, limitations or restrictions thereof. At March 31, 2022, the Company has not established any series of preferred stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

From January 1 to March 31, 2022 the Company issued 900,000 shares of common stock to its chief executive officer Igor Gabal for FY 2022, in lieu of a reduction of Igor’s salary for FY 2022, 900,000 shares were issued as of February 1, 2022. Per employment agreement a total of $1,575,000 in stock compensation will be expense through the year. As of March 31, 2022, $393,750 has been expensed as stock compensation.

At March 31, 2022, the Company has no outstanding options or warrants.

VERONI BRANDS CORP.

Notes to Financial Statements

March 31, 2022 and 2021

Note 9 –Related Party Transactions

During the first quarter of 2022, a shareholder lent the company $30,000 of which $15,000 was paid back. At December 31, 2021 the related party balances were as follows:

	March 31, 2022	December 31, 2021
Due to officer	$15,000	$-

Totals	$15,000	$-

The Company is purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of a major shareholder), and owed $606,580 and $572,535 at March 31, 2022 and 2021, respectively. The balance is reflected in accounts payable related party.

See note 8 for issuance of common stock to a related party.

Note 10– Office Lease

On February 4, 2020, the Company entered into a sublease for office space located in Bannockburn, Illinois, with an unrelated third party. The sublease terminates on May 31, 2022. The sublease requires annual rent of $55,860 for the first year of the sublease, $57,536 for the second year, $59,262 for the third year, and $61,040 for the last year. Rent for the years ending March 31, 2022 and 2021 was $53,031 and $53,031, respectively. The Company also paid a security deposit of $9,310, which is reflected in Other Assets – Deposits. As of March 31, 2022, our right of use asset and related liability was $4,822 and $-0-, respectively.

In determining the present value of our operating lease right-of-use asset and liability, we used a discount rate of 5% (which approximates our borrowing rate). The remaining term on the lease is two months.

VERONI BRANDS CORP.

Notes to Financial Statements

March 31, 2022 and 2021

Note 11– Revenue

During the three months ended March 31, 2022, the Company had one customer whose sales accounted for approximately 100% of revenue.

The following table presents revenues by product line for the three months ended March 31:

	2022	2021
Chocolate	$148,644	$898,176

Totals	$148,644	$898,176

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

Note 13 – Subsequent Events

As of May 18th, 2022 the company issued 54,000 shares for $40,500 or $0.75 per share.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to March 31, 2021.

Revenues

Revenues for the three months ended March 31, 2022 were $148,664 as compared with $898,176 for the comparable prior year period, a change of $749,512, or 84.5%. In 2022, the Company’s revenues were impacted by discontinue sales of private label Chocolate products. Therefore, the Company experience significant reduction in revenue in the three months ended March 31, 2022.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 was $95,142 as compared with $630,051 for the comparable prior year period, a change of $534,909 or 84.9%. The decrease was primarily due to discontinue sales of private label Chocolate products.

Gross Profit

Gross profit for the three months ended March 31, 2022 was $53,522 as compared with $268,125 for the comparable prior year period, a change of $214,603 or 80%. The decrease was primarily due to discontinue sales of private label Chocolate products.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $583,547 as compared with $353,005 for the comparable prior year period, a change of $230,542 or 65.3%. The increase was primarily due to the issuance of common stock for executive compensation.

Net Loss

Our net loss for the three months ended March 31, 2022 was $533,215 as compared with a net loss of $84,380 for the comparable prior year period, a change of $448,835 or 531.9%. The increase was primarily due to the issuance of common stock for executive compensation.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 was $563,035 as compared with a $293,217 for the comparable prior year period, a change of $269,818 or 92%. The increase was primarily due to the issuance of common stock for executive compensation.

Liquidity and Capital Resources

During the three months ended March 31, 2022, the Company’s operating activities used net cash of $7,288, due primarily to the net loss of $486,595, increase in accounts payable related party of $0.00, and decrease in trade accounts receivable of $2,958 offset by decrease of $32,545 in contract receivables and $5,072 in inventory, and an decrease in accrued liabilities of $17,026. In comparison, the Company’s operating activities used net cash of $187,641 during the comparable 2021 period, due primarily to the net loss of $84,380, decrease in accounts payable related party of $210,882, and increase in trade accounts receivable of $60,253, offset by decreases of $89,849 in contract receivables and $26,284 in inventory, and an increase in accrued liabilities of $30,089.

Net cash provided by financing activities was $(11,366), from proceeds of note payable – related party and repayment of contract receivables with recourse. For the comparable 2021 period, net cash provided by financing activities totaled $193,640, from the proceeds of the Company’s contract receivables financing,

The Company had a cash balance of $13 and a working capital deficit of $884,212 as of March 31, 2022, as compared to a cash balance of $4,091 and a working capital deficit of $759,088, as of December 31, 2021.

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) and received a loan from the SBA in the amount of $56,250 (the “PPP Loan”). These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. On October 14, 2021 we received notice from the SBA that $38,550.50 of the balance of the PPP Loan has been forgiven. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. The remainder of the PPP Loan will accrue interest at 1% per annum and be paid in monthly payments of $3,003.05. As of March 31, 2022, a balance of $3,965 was outstanding under the PPP Loan.

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

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2022, particularly for the financing of inventory. While the Company has a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through March 31, 2022, the Company has engaged in sales of its equity securities in private placements. Through March 31, 2022, 0 shares have been sold for total gross proceeds of $0.00, 900,000 shares have been issued for services rendered valued at $1,575,000, of which $393,750 is expensed in this quarter.

Plan of Operations

During 2022 and 2021, sales were concentrated in two customers. One of these customers notified the Company that they decided to terminate the private label program going forward. Sales in 2022 are expected to decrease by 63%. As vendor selection is an annual process with this customer, the Company is planning to reapply as a vendor for 2023 season and broaden its customer base. For the next few years, the Company will continue to focus on obtaining visibility for the products by contacting convenience store locations and small distributors to those types of locations. In addition, the Company will also continue to expand the number of products to be imported from Europe and distributed throughout the United States.

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

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells the majority of its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. The loan is guaranteed by two major shareholders of the Company. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. On January 27, 2021, the agreement was further amended to include the factoring of purchase orders at the Wall Street Journal Prime Rate. As of March 31, 2022 and December 31, 2021, the Company owes $13,531 and $39,897, respectively for advances on their receivables.

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

As of March 31, 2022, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of March 31, 2022, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of March 31, 2022.

As a result of our material weakness described below, management has concluded that, as of March 31, 2022, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at March 31, 2022:

●	There is a lack of segregation of duties within the accounting and financial reporting process along with the proper safeguards to prevent the management override of controls, as the Company has only one executive officer.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at March 31, 2022.

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

In March 2021, Crossmark Inc. initial a lawsuit in the Circuit Court of Cook County, Illinois, against the Company, seeking to collect payment for services rendered. The Company had entered into an agreement with Crossmark to promote the sale of the Iron Energy products which the Company had distributed. Crossmark alleges that $100,000 plus costs and attorneys’ fees are owed by the Company. The default judgment entered in this case has been vacated and the Company intends to defend in this lawsuit. As of March 31. 2022, the case was pending, and the parties are waiting to be scheduled for mediation.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2022, the Company issued 900,000 shares of common stock to its chief executive officer Igor Gabal for in lieu of a reduction of Igor’s salary for fiscal year 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by
		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

VERONI BRANDS CORP.

Dated: May 23, 2022	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

