Form 10-Q
period 2022-06-30
Veroni Brands Corp.
filed 2022-08-17
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 17, 2022, there were 28,416,028 shares outstanding of the registrant’s common stock.

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2022

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Veroni Brands, Corp.

BALANCE SHEETS

June 30, 2022 and December 31, 2021

	2022	2021
ASSETS	Unaudited
Current Assets
Cash & equivalents	$18,732	$4,091
Accounts Receivable, net allowance for doubtful accounts of $9,816 and $0, respectively	10,419	9,941
Contract Receivables with recourse	-	48,125
Inventory	-	7,724
Prepaid expenses and other current assets	89,194	103,369
Total Current Assets	118,345	173,250

Other Assets
Deposits	9,310	9,310
Right-of-use asset-operating, net	-	19,163
Total Other Assets	9,310	28,473

Total Assets	$127,655	$201,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$55,769	$98,776
Accounts payable related party	580,701	606,580
Contract receivables liability with recourse	454	39,897
Accrued liabilities	209,081	148,174
Paycheck protection loans (PPP)	963	14,977
Contract liabilities	2,300	8,800
Due to related party	112,200	-
Short-Term lease liability-operating	-	15,134
Total Current Liabilities	961,468	932,338

Long-term Liabilities
Economic injury disaster loan (EIDL)	150,000	150,000

Total Long-Term Liabilities	150,000	150,000

Total Liabilities	1,111,468	1,082,338

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of June 30, 2022 and December 31, 2021	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 28,416,029 and 27,382,029 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,842	2,739
Additional paid-in capital	2,099,219	1,209,320
ACCUMULATED DEFICIT	(3,085,874)	(2,092,674)

Total Stockholders’ Deficit	(983,813)	(880,615)

Total Liabilities and Stockholders’ Deficit	$127,655	$201,723

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2022 and 2021

Unaudited

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue, net	$10,988	$1,585,183	$159,652	$2,483,359

Cost of sales, related party	25,529	1,226,013	120,671	1,855,524
Cost of sales	-	14,752	-	15,292
Total cost of sales	25,529	1,240,765	120,671	1,870,816
Gross profit	(14,541)	344,418	38,981	612,543

Warehouse and selling expenses	1,408	110,011	21,920	169,799
General and administrative expenses	450,186	255,983	1,013,221	549,200
Total operating expenses	451,594	365,994	1,035,141	718,999

Net income (loss) from operations	(466,135)	(21,576)	(996,160)	(106,456)

Other income (expense)
Interest expense	(294)	(3,504)	(3,484)	(3,504)
Interest expense - related party	(2,002)	-	(2,002)	-
Other income (expense)	8,446	-	8,446	500
Total other income	6,150	(3,504)	2,960	(3,004)
Income (loss) before income taxes	(459,985)	(25,080)	(993,200)	(109,460)

Income taxes	-	-	-	-

Net income (loss)	$(459,985)	$(25,080)	$(993,200)	$(109,460)

Net income (loss) per share:
Basic and diluted	*	*	$(0.04)	*

Weighted average shares outstanding:
Basic and diluted	27,062,042	27,112,029	27,962,028	27,103,475

*	less then $.01 per share

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2022

Unaudited

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$-	27,382,029	$2,739	$1,209,320	$(2,092,674)	$(880,615)

Issuance of common stock for services - related party	-	-	900,000	90	393,660	-	393,750

Net loss for the three months ending March 31, 2022	-	-	-	-	-	(533,215)	(533,215)
Balance, March 31, 2022	-	$-	28,282,029	$2,829	$1,602,980	$(2,625,889)	$(1,020,080)
Issuance of common stock for cash			134,000	13	100,487		100,500

Issuance of common stock for services - related party	-	-			393,750	-	393,750
Accrued interest - related party					2,002		2,002

Net loss for the six months ending June 30, 2022						(459,985)	(459,985)
Balance , June 30, 2022	-	$-	28,416,029	$2,842	$2,099,219	$(3,085,874)	$(983,813)

Veroni Brands, Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2021

Unaudited

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020			27,085,029	$2,709	$959,600	$(1,386,108)	$(423,799)

Issuance of common stock for services	-	-	27,000	3	47,247	-	47,250

Net loss for the three months ending March 31, 2021	-	-	-	-	-	(84,380)	(84,380)

Balance, March 31, 2021	-	$-	27,112,029	$2,712	$1,006,847	$(1,470,488)	$(460,929)

Net loss for the three months ending June 30, 2021						(25,080)	(25,080)

Balance , June 30, 2021	-	$-	27,112,029	$2,712	$1,006,847	$(1,495,568)	$(460,929)

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENTS OF CASH FLOW

For the six months ended June 30, 2022 and 2021

Unaudited

	2022	2021

Cash flow from operating activities:
Net Loss	$(993,200)	$(109,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service	787,500	47,250
Accrued interest - related party	2,002	-
PPP loan forgiveness	(14,014)	-

Changes in:
Trade accounts receivable	(10,294)	(311,319)
Allowance for doubtful accounts	9,816	-
Contract receivables	48,125	(434,162)
Prepaid expenses and other current assets	14,175	2,211
Inventory	7,724	(1,582)
Accounts payable	(43,007)	38,787
Accounts payable related party	(25,879)	127,544
Accrued liabilities	60,907	59,822
Contract liabilities	(6,500)	92,300
ROU asset/liability	4,029	(691)
Net cash used in operating activities	(158,616)	(489,300)

Cash flows from financing activities:
Proceeds of notes payable-related party	112,200	-
Proceeds from issuance of common stock	100,500
Proceeds from (repayment of) contract receivables with recourse	(39,443)	463,354
Net cash provided by financing activities	173,257	463,354

Net change in cash	14,641	(25,946)

Cash at the beginning of the year	4,091	116,730

Cash at the end of the period	$18,732	$90,784

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,484	$-

Non-cash investing and financing activities
Conversion of promissory note debt discount	$-	$-

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2022 and 2021

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

Going Concern

The Company has generated revenue this year of approximately $159,652 and incurred a net loss of $993,200 for the six months ending June 30, 2022 and has an accumulated deficit of $3,085,874 since its inception. As of June 30, 2022, the Company had a cash balance available of approximately $18,732 and working capital of ($843,123) which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

June 30, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2021 financial statements to conform to the 2022 presentation. These reclassifications have no effect on net loss for 2022.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the six months ending June 30, 2022 and 2021 is $0 and $550, respectively.

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

Shipping Costs

Costs associated with shipping product to customers aggregating approximately $21,546 and $95,290 for the six months ending June 30, 2022 and 2021, respectively, is included in warehouse and selling expenses.

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies (Continued)

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2022 and December 31, 2021, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when the Company determines that the potential for recovery is remote. An allowance for doubtful accounts of approximately $9,816 and $-0- is reserved as of June 30, 2022 and December 31, 2021, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. For the six months ended June 30, 2022, we had two customers who comprised approximately 100% or $10,419 of our accounts receivable. For the six months ended June 30, 2021, we had one customer who comprised approximately 95% or $1,165,360 of our contract receivables with recourse and two customers who comprised approximately 57% or $187,435 of our accounts receivable.

For the six months ended June 30, 2022, we had one customer with sales in excess of 10% of our revenue and they represented 94% of our revenue. For the six months ended June 30, 2021, we had two customers with sales in excess of 10% of our revenue and they represented 80% of our revenue.

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

Vendor Concentration

Currently, the Company is sourcing all its chocolate products and snacks from the Millano Group, a related party. The Company has not entered into a distributor agreement but is currently negotiating an agreement with Millano Group. The Company, due to relationships with other European manufacturers could find other sources to replace its chocolate and snack products if the Company were to terminate Millano Group as it’s suppler for chocolate products. Total purchases for the six months ending June 30, 2022 and 2021 were approximately $62,573 and $1,614,805, respectively which represents 100% and 100% of product purchases, respectively.

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022 and 2021, there were no net deferred tax assets, as the Company established a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies (Continued)

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2022 and 2021, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at June 30, 2022 and 2021 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

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

June 30, 2022 and 2021

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

	June 30, 2022	December 31, 2021

Finished goods – in warehouse	$-	$7,724

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

	June 30, 2022	December 31, 2021

Prepaid packaging	$26,621	$28,318
Prepaid inventory	62,573	75,051
	$89,194	$103,369

Note 5 – Notes Payable Other

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. The SBA forgave $38,550 of principal and $558 of interest on May 1, 2021. The unforgiven portion will be repaid over 6 months with a maturity date of May 4, 2022 at an interest rate of 1% per annum. The PPP loan has a loan balance of $963 and $14,977 as June 30, 2022 and December 31, 2021, respectively.

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2022 and 2021

Note 6 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. On September 11, 2019, the lender (now doing business as Triumph Business Capital), entered into an amended agreement with the Company which lowered the interest rate charged by the lender from 0.49% for every 10 days to Prime Rate (floor of 5.5%) plus 3%. As of June 30, 2022 and 2021 the Company owes $454 and $1,112,856, respectively for advances on their receivables. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company, a major shareholder, have guaranteed the debt.

Note 7 – Long Term Debt

On August 27, 2020 the Company received an Economic Injury Disaster Loan (EIDL) from the U.S. Small Business Administration SBA) in the amount of $150,000. The interest rate is 3.75% with payments of $731 beginning twelve month from the date of the loan. Interest is accrued monthly and payments are first applied to interest accrued to the date of receipt of payment and the balance, if any, will be applied to the principal. The balance of principal and interest is due 8/27/2050. As of June 30, 2022 the Company owes $150,000.

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

From January 1 to June 30, 2022 the Company issued 900,000 shares of common stock to its chief executive officer Igor Gabal for FY 2022, in lieu of a reduction of Igor’s salary for FY 2022, 900,000 shares were issued as of February 1, 2022. Per employment agreement a total of $1,575,000 in stock compensation will be expense through the year. As of June 30, 2022, $787,500 has been expensed as stock compensation.

From January 1 to June 30, 2022 the Company issued 134,000 shares of common stock for a cash consideration of $100,500.

From January 1 to June 30, 2021 the Company issued 27,000 shares of common stock in consideration of services of $47,250.

At December 31, 2021, the Company has no outstanding options or warrants.

VERONI BRANDS CORP.

Notes to Financial Statements

June 30, 2022 and 2021

Note 9 –Related Party Transactions

During the first six months of 2022, a shareholder lent the company $127,200 of which $15,000 was paid back. At June 30, 2022 and December 31, 2021 the related party balances were as follows:

	June 30, 2022	December 31, 2021

Due to officer	$112,200	$-
Total related party	$112,200	$-

The Company is purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of a major shareholder), and owed $580,701 and $910,961 at June 30, 2022 and 2021, respectively. The balance is reflected in accounts payable related party

Note 10– Revenue

During the six months ended June 30, 2022, the Company had one customer whose sales accounted for approximately 100% of revenue.

The following table presents revenues by product line for the six months ended June 30:

	2022	2021
Chocolate	$159,652	$2,483,358
Totals	$159,652	$2,483,359

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

Note 12 – Subsequent Events

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

Results of Operations

Three Months Ended June 30, 2022 Compared to June 30, 2021.

Revenues

Revenues for the three months ended June 30, 2022 were $10,988 as compared with $1,585,183 for the comparable prior year period, a change of $1,574,195, or 99%. In 2022, the Company’s revenues were impacted by loss of retail customers due to significant product cost increase. Therefore, the Company experience significant reduction in revenue in the three months ended June 30, 2022.

Cost of Sales

Cost of sales for the three months ended June 30, 2022 was $25,529 as compared with $1,240,765 for the comparable prior year period, a change of $1,215,236 or 98%. The decrease was primarily due to reduced sales.

Gross Profit

Gross profit for the three months ended June 30, 2022 was $(15,541) as compared with $344,418 for the comparable prior year period, a change of $359,959 or 104%. The decrease was primarily due to reduced sales.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were $451,594 as compared with $365,994 for the comparable prior year period, a change of $85,600 or 23%. The increase was primarily due to stock issued to officer for services.

Net Loss

Our net loss for the three months ended June 30, 2022 was $459,985 as compared with a net loss of $25,080 for the comparable prior year period, a change of $434,905 or 95%. The decrease was primarily due to reduced sales.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 was $450,186 as compared with a $255,983 for the comparable prior year period, a change of $194,203 or 76%. The increase was primarily due to stock issued to officer for services.

Six Months Ended June 30, 2022 Compared to June 30, 2021.

Revenues

Revenues for the six months ended June 30, 2022 were $159,652 as compared with $2,483,359 for the comparable prior year period, a change of $2,323,707, or 94%. In 2022, the Company’s revenues were impacted by loss of retail customers due to significant product cost increase. Therefore, the Company experience significant reduction in revenue in the six months ended June 30, 2022.

Cost of Sales

Cost of sales for the six months ended June 30, 2022 was $120,671 as compared with $1,870,816 for the comparable prior year period, a change of $1,750,145 or 94%. The decrease was primarily due to reduced sales.

Gross Profit

Gross profit for the six months ended June 30, 2022 was $38,981 as compared with $612,543 for the comparable prior year period, a change of $573,562 or 94%. The decrease was primarily due to reduced sales.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were $1,035,141 as compared with $718,999 for the comparable prior year period, a change of $316,142 or 44%. The increase was primarily due to stock issued to officer for services.

Net Loss

Our net loss for the six months ended June 30, 2022 was $993,200 as compared with a net loss of $109,460 for the comparable prior year period, a change of $883,740 or 807%. The increase was primarily due to reduced sales.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 was $1,013,221 as compared with a $549,200 for the comparable prior year period, a change of $464,021 or 84%. The increase was primarily due to stock issued to officer for services.

Liquidity and Capital Resources

During the six months ended June 30, 2022, the Company’s operating activities used net cash of $158,616, due primarily to the net loss of $993,200, decrease in accounts payable related party of $25,879, and decrease in trade accounts receivable of $10,294, offset by increase of $48,125 in contract receivables and $7,724 in inventory, and an increase in accrued liabilities of $60,907. In comparison, the Company’s operating activities used net cash of $489,300 during the comparable 2021 period, due primarily to reduction of contract receivables of 434,162.

Net cash provided by financing activities was $173,257, from proceeds of notes payable-related party of 112,200 and proceeds from issuance of common stock of 100,500 less repayment of contract receivables with recourse of 39,443. For the comparable 2021 period, net cash provided by financing activities totaled $463,354, from the proceeds of the Company’s contract receivables financing,

The Company had a cash balance of $18,732 and a working capital deficit of $843,123 as of June 30, 2022, as compared to a cash balance of $4,091 and a working capital deficit of $759,088, as of December 31, 2021.

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) and received a loan from the SBA in the amount of $56,250 (the “PPP Loan”). These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. On October 14, 2021 we received notice from the SBA that $38,550.50 of the balance of the PPP Loan has been forgiven. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. The remainder of the PPP Loan will accrue interest at 1% per annum and be paid in monthly payments of $3,003.05. As of June 30, 2022, a balance of $963 was outstanding under the PPP Loan.

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

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2022, particularly for the financing of inventory. While the Company has a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through June 30, 2022, the Company has engaged in sales of its equity securities in private placements. Through June 30, 2022, 134,000 shares have been sold for total gross proceeds of $100,500, 900,000 shares have been issued for services rendered valued at $787,500.

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

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells the majority of its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. The loan is guaranteed by two major shareholders of the Company. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. On January 27, 2021, the agreement was further amended to include the factoring of purchase orders at the Wall Street Journal Prime Rate. As of June 30, 2022 and December 31, 2021, the Company owes $454 and $39,897 respectively for advances on their receivables. The Company bears all credit risk related to the receivables factored.

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

As of June 30, 2022, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of June 30, 2022, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of June 30, 2022.

As a result of our material weakness described below, management has concluded that, as of June 30, 2022, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at June 30, 2022:

●	There is a lack of segregation of duties within the accounting and financial reporting process along with the proper safeguards to prevent the management override of controls, as the Company has only one executive officer.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter the Company sold total of 134,000 of its common stock at $0.75 per share for the total proceeds of $100,500.00. The use of proceeds has been used for ordinary operational expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

VERONI BRANDS CORP.

Dated: August 17, 2022	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

