Form 10-Q
period 2022-09-30
Veroni Brands Corp.
filed 2022-12-16
CIK 1693690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of December 16, 2022, there were 28,550,028 shares outstanding of the registrant’s common stock.

VERONI BRANDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2022

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Veroni Brands, Corp.

BALANCE SHEETS

September 30, 2022 and December 31, 2021

	2022	2021
	Unaudited
ASSETS
Current Assets
Cash & equivalents	$317	$4,091
Accounts Receivable, net allowance for doubtful accounts of $0 and $0, respectively	-	9,941
Contract Receivables with recourse	-	48,125
Inventory	-	7,724
Prepaid expenses and other current assets	29,120	103,369
Total Current Assets	29,437	173,250

Other Assets
Deposits	9,310	9,310
Right-of-use asset-operating, net	-	19,163
Total Other Assets	9,310	28,473

Total Assets	$38,747	$201,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$64,411	$98,776
Accounts payable related party	570,701	606,580
Contract receivables liability with recourse	-	39,897
Accrued liabilities	206,581	148,174
Paycheck protection loans (PPP)	963	14,977
Contract liabilities	-	8,800
Due to related party	25,170	-
Short-Term lease liability-operating	-	15,134
Total Current Liabilities	867,826	932,338

Long-term Liabilities
Economic injury disaster loan (EIDL)	150,000	150,000

Total Long-Term Liabilities	150,000	150,000

Total Liabilities	1,017,826	1,082,338

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; none outstanding as of September 30, 2022 and December 31, 2021	-	-
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 28,416,028 and 27,382,029 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,842	2,739
Additional paid-in capital	2,492,969	1,209,320
ACCUMULATED DEFICIT	(3,474,890)	(2,092,674)

Total Stockholders’ Deficit	(979,079)	(880,615)

Total Liabilities and Stockholders’ Deficit	$38,747	$201,723

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2022 and 2021

Unaudited

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue, net	$112,924	$783,343	$272,576	$3,266,702

Cost of sales, related party	71,242	398,132	191,913	2,253,656
Cost of sales	-	7,773	-	23,065
Total cost of sales	71,242	405,905	191,913	2,276,721
Gross profit	41,682	377,438	80,663	989,981

Warehouse and selling expenses	5,956	104,723	27,876	274,522
General and administrative expenses	423,163	501,586	1,436,384	1,050,786
Total operating expenses	429,119	606,309	1,464,260	1,325,308

Net income (loss) from operations	(387,437)	(228,871)	(1,383,597)	(335,327)

Other income (expense)
Interest expense	(1,579)	(731)	(5,063)	(4,235)
Interest expense - related party	-	-	(2,002)	-
Other income (expense)	-	1,004	8,446	1,504
Total other income	(1,579)	273	1,381	(2,731)
Income (loss) before income taxes	(389,016)	(228,598)	(1,382,216)	(338,058)

Income taxes	-	-	-	-

Net income (loss)	$(389,016)	$(228,598)	$(1,382,216)	$(338,058)

Net income (loss) per share:
Basic and diluted	*	*	$(0.05)	*

Weighted average shares outstanding:
Basic and diluted	28,416,028	27,112,029	28,237,867	27,106,130

*	less then $.01 per share

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2022

Unaudited

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$-	27,382,029	$2,739	$1,209,320	$(2,092,674)	$(880,615)

Issuance of common stock for services - related party	-	-	900,000	90	393,660	-	393,750

Net loss for the three months ending March 31, 2022	-	-	-	-	-	(533,215)	(533,215)
Balance, March 31, 2022	-	$-	28,282,029	$2,829	$1,602,980	$(2,625,889)	$(1,020,080)
Issuance of common stock for cash			134,000	13	100,487		100,500

Issuance of common stock for services - related party	-	-			393,750	-	393,750
Accrued interest - related party					2,002		2,002

Net loss for the three months ending June 30, 2022						(459,985)	(459,985)
Balance , June 30, 2022	-	$-	28,416,029	$2,842	$2,099,219	$(3,085,874)	$(983,813)

Issuance of common stock for services - related party	-	-			393,750	-	393,750

Net loss for the three months ending September 30, 2022						(389,016)	(389,016)
Balance , September 30, 2022	-	$-	28,416,029	$2,842	$2,492,969	$(3,474,890)	$(979,079)

Veroni Brands, Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2021

Unaudited

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020			27,085,029	$2,709	$959,600	$(1,386,108)	$(423,799)

Issuance of common stock for services	-	-	27,000	3	47,247	-	47,250

Net loss for the three months ending March 31, 2021	-	-	-	-	-	(84,380)	(84,380)
Balance, March 31, 2021	-	$-	27,112,029	$2,712	$1,006,847	$(1,470,488)	$(460,929)

Net loss for the three months ending June 30, 2021						(25,080)	(25,080)
Balance , June 30, 2021	-	$-	27,112,029	$2,712	$1,006,847	$(1,495,568)	$(486,009)

Net loss for the three months ending September 30, 2021						(228,598)	(228,598)
Balance , September 30, 2021	-	$-	27,112,029	$2,712	$1,006,847	$(1,724,166)	$(714,607)

The accompanying notes are an integral part of these financial statements

Veroni Brands, Corp.

STATEMENTS OF CASH FLOW

For the nine months ended September 30, 2022 and 2021

Unaudited

	2022	2021

Cash flow from operating activities:
Net Loss	$(1,382,216)	$(338,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service	1,181,250	47,250
Accrued interest - related party	2,002	-
Bad debt expense		250,427

Changes in:
Trade accounts receivable	9,941	(477,812)
Contract receivables	48,125	677,016
Prepaid expenses and other current assets	74,249	(74,885)
Inventory	7,724	256,666
Accounts payable	(34,365)	52,334
Accounts payable related party	(35,879)	48,609
Accrued liabilities	58,407	35,996
Contract liabilities	(8,800)	(37,100)
ROU asset/liability	4,029	(1,036)
Net cash used in operating activities	(75,533)	439,407

Cash flows from financing activities:
Proceeds of notes payable-related party	25,170	-
Proceeds from issuance of common stock	100,500
Proceeds from (repayment of) contract receivables with recourse	(39,897)	(547,170)
Payments on PPP loan	(14,014)	-
Net cash provided by financing activities	71,759	(547,170)

Net change in cash	(3,774)	(107,763)

Cash at the beginning of the year	4,091	116,730

Cash at the end of the period	$317	$8,967

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,063	$-

The accompanying notes are an integral part of these financial statements

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2022 and 2021

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

Going Concern

The Company has generated revenue this year of approximately $272,576 and incurred a net loss of $1,382,216 for the nine months ending September 30, 2022 and has an accumulated deficit of $3,474,890 since its inception. As of September 30, 2022, the Company had a cash balance available of approximately $-0- and working capital of ($838,389)  which is not sufficient to meet its operating requirements for the next twelve months. Therefore, the Company’s ability to continue as a going concern is dependent on its ability to grow its revenue and generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

September 30, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain reclassifications have been made in the 2021 financial statements to conform to the 2022 presentation. These reclassifications have no effect on net loss for 2022.

Advertising

The Company’s policy is to expense advertising costs as incurred. Advertising expense for the nine months ending September 30, 2022 and 2021 is $0 and $550, respectively.

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

Shipping Costs

Costs associated with shipping product to customers aggregating approximately $24,204 and $197,367 for the nine months ending September 30, 2022 and 2021, respectively, is included in warehouse and selling expenses.

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies (Continued)

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2022 and December 31, 2021, respectively.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s estimate of the amount of probable credit losses in its accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are periodically reviewed for collectability, and balances are charged off against the allowance when the Company determines that the potential for recovery is remote. An allowance for doubtful accounts of approximately $-0- and $-0- is reserved as of September 30, 2022 and December 31, 2021, respectively.

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

For the nine months ended September 30, 2022, we had two customers with sales in excess of 10% of our revenue and they represented 99% of our revenue. For the nine months ended September 30, 2021, we had three customers with sales in excess of 10% of our revenue and they represented 79% of our revenue.

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

Vendor Concentration

Currently, the Company is sourcing all its chocolate products and snacks from the Millano Group, a related party. The Company has not entered into a distributor agreement but is currently negotiating an agreement with Millano Group. The Company, due to relationships with other European manufacturers could find other sources to replace its chocolate and snack products if the Company were to terminate Millano Group as it’s suppler for chocolate products. Total purchases for the nine months ending September 30, 2022 and 2021 were approximately $191,913 and $2,253,656, respectively which represents 100% and 98% of product purchases, respectively.

Income Taxes

Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022 and 2021, there were no net deferred tax assets, as the Company established a 100% valuation allowance, due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies (Continued)

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2022 and 2021, there are no outstanding dilutive securities.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable approximate their fair values at September 30, 2022 and 2021 due to their short-term nature and management’s belief that their carrying amounts approximate the amount for which the assets could be sold or the liabilities could be settled.

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

September 30, 2022 and 2021

Note 3 – Inventory

Finished Goods inventory consist of “Iron Energy” energy drinks, chocolates, and related products imported from Poland and is stated at the lower of actual cost (first-in, first-out method) or net realizable value. Inventory cost includes all freight (ocean, air and truck) costs to the warehouse, import duties, regulatory and miscellaneous fees. Inventory is as follows:

	September 30, 2022	December 31, 2021

Finished goods – in warehouse	$-	$7,724

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

	September 30, 2022	December 31, 2021

Prepaid packaging	$29,120	$28,318
Prepaid inventory	-	75,051
	$29,120	$103,369

Note 5 – Notes Payable Other

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. The SBA forgave $38,550 of principal and $558 of interest on May 1, 2021. The unforgiven portion will be repaid over 6 months with a maturity date of May 4, 2022 at an interest rate of 1% per annum. The PPP loan has a loan balance of $963 and $14,977 as September 30, 2022 and December 31, 2021, respectively.

Note 6 – Contract Receivables Liability with Recourse

On February 21, 2019, the Company entered into a factoring agreement with Advance Business Capital d/b/a Interstate Capital for a term of one year. On September 11, 2019, the lender (now doing business as Triumph Business Capital), entered into an amended agreement with the Company which lowered the interest rate charged by the lender from 0.49% for every 10 days to Prime Rate (floor of 5.5%) plus 3%. As of September 30, 2022 and 2021 the Company owes $0 and $39,897, respectively for advances on their receivables. The Company bears all credit risk related to the receivables factored. The Company has given a security interest in substantially all of its assets and the president of the Company, a major shareholder, have guaranteed the debt.

Note 7 – Long Term Debt

On August 27, 2020 the Company received an Economic Injury Disaster Loan (EIDL) from the U.S. Small Business Administration SBA) in the amount of $150,000. The interest rate is 3.75% with payments of $731 beginning twelve month from the date of the loan. Interest is accrued monthly and payments are first applied to interest accrued to the date of receipt of payment and the balance, if any, will be applied to the principal. The balance of principal and interest is due 8/27/2050. As of September 30, 2022 the Company owes $150,000.

The maturity of the EIDL loan as of September 30, 2022 is as follows:

2022	$512
2023	2,888
2024	2,998
2025	3,112
2026	3,231
Thereafter	137,259
$150,000

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2022 and 2021

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

From January 1 to September 30, 2022 the Company issued 900,000 shares of common stock to its chief executive officer Igor Gabal for FY 2022, in lieu of a reduction of Igor’s salary for FY 2022, 900,000 shares were issued as of February 1, 2022. Per employment agreement a total of $1,575,000 in stock compensation will be expense through the year. As of September 30, 2022, $1,181,250 has been expensed as stock compensation.

From January 1 to September 30, 2022 the Company sold 134,000 shares of common stock at $0.75 per share for the total cash consideration of $100,500.

From January 1 to September 30, 2021 the Company issued 27,000 shares of common stock in consideration of services of $47,250.

At September 30, 2022, the Company has no outstanding options or warrants.

Note 9 –Related Party Transactions

During the first nine months of 2022, a shareholder lent the company $142,200 of which $117,030 was paid back. At September 30, 2022 and December 31, 2021 the related party balances were as follows:

	September 30, 2022	December 31, 2021

Due to officer	$25,170	$-
Total related party	$25,170	$-

The Company has been purchasing all of its chocolate products from Millano Group, a related party (controlled by the father of a major shareholder), and owed $570,701 and $606,580 at September 30, 2022 and 2021, respectively. The balance is reflected in accounts payable related party.

Note 10– Revenue

During the nine months ended September 30, 2022, the Company had two customers whose sales accounted for approximately 99% of revenue.

The following table presents revenues by product line for the nine months ended September 30:

	2022	2021
Chocolate	$272,576	$3,266,702
Totals	$272,576	$3,266,702

VERONI BRANDS CORP.

Notes to Financial Statements

September 30, 2022 and 2021

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

Note 12 – Subsequent Events

On November 16th, 2022 the Company issued 134,000 shares of common stock at $0.75 per share for the total cash consideration of $100,500.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to September 30, 2021.

Revenues

Revenues for the three months ended September 30, 2022 were $112,924 as compared with $783,343 for the comparable prior year period, a change of ($670,419), or (85%). In 2022, the Company’s revenues were impacted by loss of retail customers due to significant product cost increase. Therefore, the Company experienced significant reduction in revenue in the three months ended September 30, 2022.

Cost of Sales

Cost of sales for the three months ended September 30, 2022 was $71,242 as compared with $405,905 for the comparable prior year period, a change of ($334,663) or (82%). The decrease was primarily due to reduced sales.

Gross Profit

Gross profit for the three months ended September 30, 2022 was $41,682 as compared with $405,905 for the comparable prior year period, a change of ($334,663) or (82%). The decrease was primarily due to reduced sales.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $429,119 as compared with $606,309 for the comparable prior year period, a change of ($177,190) or (29%). The decrease was primarily due to reduced sales.

Net Loss

Our net loss for the three months ended September 30, 2022 was $389,106 as compared with a net loss of $228,598 for the comparable prior year period, a change of $160,508 or 70%. The increase was primarily due to reduced sales.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 was $423,163 as compared with a $501,586 for the comparable prior year period, a change of ($78,423) or (19%). The decrease was primarily due to reduced sales.

Nine Months Ended September 30, 2022 Compared to September 30, 2021.

Revenues

Revenues for the nine months ended September 30, 2022 were $272,576 as compared with $3,266,702 for the comparable prior year period, a change of ($2,994,126), or (92%). In 2022, the Company’s revenues were impacted by impacted by loss of retail customers due to significant product cost increase. Therefore, the Company experienced significant reduction in revenue in the nine months ended September 30, 2022.

Cost of Sales

Cost of sales for the nine months ended September 30, 2022 was $191,913 as compared with $2,276,721 for the comparable prior year period, a change of ($2,084,808) or (92%). The decrease was primarily due to reduced sales.

Gross Profit

Gross profit for the nine months ended September 30, 2022 was $80,663 as compared with $989,981 for the comparable prior year period, a change of ($909,318) or (92%). The decrease was primarily due to reduced sales.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $1,464,260 as compared with $1,325,308 for the comparable prior year period, a change of $138,952 or 37%. The increase was primarily due to stock issued to officer for services.

Net Loss

Our net loss for the nine months ended September 30, 2022 was $1,382,216 as compared with a net loss of $338,058 for the comparable prior year period, a change of $1,044,158 or 309%. The increase was primarily due to reduced sales.

General and Administrative Expenses

Liquidity and Capital Resources

During the nine months ended September 30, 2022, the Company’s operating activities used net cash of $4,432, due primarily to the net loss of $1,382,216, increase in accounts payable related party of $35,879, and decrease in trade accounts receivable of $9,941, offset by decrease of $48,125 in contract receivables and $7,724 in inventory, and an decrease in accrued liabilities of $58,407. In comparison, the Company’s operating activities used net cash of $107,763 during the comparable 2021 period, due primarily to reduction of accounts receivable of $677,016.

Net cash provided by financing activities was $85,773, from proceeds of notes payable-related party of 25,170 and proceeds from issuance of common stock of 100,500 less repayment of contract receivables with recourse of 39,897. For the comparable 2021 period, net cash used by financing activities totaled $547,170, from the repayment of the Company’s contract receivables financing.

The Company had a cash balance of ($251) and a working capital deficit of $838,389 as of September 30, 2022, as compared to a cash balance of $4,091 and a working capital deficit of $759,088, as of December 31, 2021.

Under the Small Business Administration (“SBA”), the Company applied for the Paycheck Protection Program (“PPP”) and received a loan from the SBA in the amount of $56,250 (the “PPP Loan”). These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. On October 14, 2021 we received notice from the SBA that $38,550.50 of the balance of the PPP Loan has been forgiven. The Company has elected to record these advances under the debt treatment for these loans, under GAAP guidance. The remainder of the PPP Loan will accrue interest at 1% per annum and be paid in monthly payments of $3,003.05. As of September 30, 2022, a balance of $963 was outstanding under the PPP Loan.

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

The Company’s proposed activities will necessitate significant uses of capital into and beyond 2022, particularly for the financing of inventory. While the Company has a factoring arrangement, sales of equity securities in the Company would result in reduced financing costs. Since the beginning of 2018 and through September 30, 2022, the Company has engaged in sales of its equity securities in private placements.

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

Accounts Receivable Financing

On February 21, 2019, the Company entered into a factoring agreement with an unrelated third party, Advance Business Capital LLC, dba Interstate Capital (“ICC”), pursuant to which the Company sells the majority of its accounts receivable to ICC for 85% of the value of the receivable. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The accounts receivable are sold with recourse back to the Company, meaning that the Company bears the risk of non-payment by the account debtor. To secure its obligations to ICC, the Company has granted a blanket security interest in its other assets, such as inventory, equipment, machinery, furniture, fixtures, contract rights, and general intangibles. The loan is guaranteed by two major shareholders of the Company. On September 11, 2019, the lender (which now does business as Triumph Business Capital) entered into an amended agreement with the Company which lowered the interest charged by the lender from 0.49% for every 10 days to prime rate (with a floor of 5.5%) plus 3%. On January 27, 2021, the agreement was further amended to include the factoring of purchase orders at the Wall Street Journal Prime Rate. As of September 30, 2022 and December 31, 2021, the Company owes $ and $39,897, respectively for advances on their receivables. The Company bears all credit risk related to the receivables factored.

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

As of September 30, 2022, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of September 30, 2022, our President and Chief Financial Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of September 30, 2022.

As a result of our material weakness described below, management has concluded that, as of September 30, 2022, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at September 30, 2022:

●	There is a lack of segregation of duties within the accounting and financial reporting process along with the proper safeguards to prevent the management override of controls, as the Company has only one executive officer.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officer must rely on such documentation.
●	We had only one executive officer at September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 16th, 2022 the Company issued 134,000 shares of common stock at $0.75 per share for the total cash consideration of $100,500. The use of proceed is to continue company operations.

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

VERONI BRANDS CORP.

Dated: December 16, 2022	By:	/s/ Igor Gabal
Igor Gabal, President and Chief Financial Officer

